Form 10-K
period 1993-12-31
RYMAC MORTGAGE INVESTMENT CORP
filed 1994-03-29
CIK 835669

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                          FORM 10-K

                        Annual Report pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
      For the fiscal year ended December 31, 1993 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
      For the transition period from ______________ to ______________

Commission file number 1-10001

                            RYMAC MORTGAGE INVESTMENT CORPORATION
                   (Exact name of registrant as specified in its charter)

    Maryland                                    25-1577534
(State or other                      (I.R.S. Employer Identification No.)
jurisdiction of incorporation
or organization)

500 Market Street, Suite 600, Steubenville, Ohio                 43952
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (614) 284-6960

                 Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01             American Stock Exchange, Inc.
   Title of each class               Name of exchange on which registered

                 Securities registered pursuant to Section 12(g) of the Act:
                                            None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of March 24, 1994, 5,210,600 shares of RYMAC Mortgage Investment Corporation common stock were outstanding, and the aggregate market value of the shares held by non-affiliates (based upon the closing price of the common stock on that date as reported on the American Stock Exchange Composite Tape) was approximately $5,861,925.

                            Documents Incorporated by Reference:

Registrant's 1994 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year.

                                           PART I

Item 1.  Business


            (A)  General Development of Business.

            RYMAC Mortgage Investment Corporation (the "Company") was incorporated in the State of Maryland on July 1, 1988. The Company is primarily engaged in making investments in mortgage derivative securities and, to a lesser extent, mortgage related investments. Two wholly-owned, limited purpose finance subsidiaries of the Company, RYMAC Mortgage Investment I, Inc. ("RMI I") and RYMAC Mortgage Investment II, Inc. ("RMI II"), hold certain mortgage related investments. The Company also generates revenues from other sources, such as interest earnings on certain investments of the Company and sales of certain investments of the Company.

            The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As long as the Company qualifies as a REIT, dividends paid to stockholders will be allowed as a deduction for purposes of determining income subject to federal corporate income tax. As a result, the Company will not be subject to such tax on that portion of its net income that is distributed to stockholders. (See "Federal Income Taxation of the Company and Stockholders")

            (B)  Current Business Environment.

            During the period from the Company's inception in 1988 through early 1992, mortgage interest rate levels and prepayment speeds remained within levels existent from 1970 to early 1992. Historically, cash received from the Company's investments represented interest and dividend earnings and the return of investment principal (basis). However, since June of 1992, mortgage rates have been at levels lower than those existent for the prior twenty years, resulting in extraordinarily rapid and sustained levels of residential mortgage prepayments. As a direct result, the Company's investments have generated reduced interest and dividend earnings and as the duration of high levels of prepayments continued, the Company's cash flows from returns of investment principal and interest and dividend earnings have also been severely impaired and sufficient only to reduce the Company's borrowings (including margin calls), pay operating expenses and fund dividend distributions to stockholders during the second half of 1992 and all of 1993. As such, no new investments have been added to the Company's portfolio since May 1992, and there can be no assurance that new investments will be added during the 1994 calendar year. As a result, the Company's investment strategy has been modified and the Company is investigating other business alternatives to the business currently conducted by the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

            (C)  Narrative Description of Business.

            1. Management of Operations. The Company's investment policy is controlled by its Board of Directors (the "Board of Directors"). The By-laws of the Company provide that, except in the case of a vacancy, a majority of the members of the Board of Directors and of any committee of the Board of Directors must not be employed by, or otherwise affiliated with, the Company or its former manager.

            Until April 1, 1992, the Company's day to day activities were managed by NVR Mortgage Management Partnership (the "Former Manager") pursuant to a management agreement (the "Management Agreement") with the Company. The Management Agreement expired on March 31, 1992, and the Board of Directors determined that the Company would thereafter operate on a self-managed basis. The Company and the Former Manager reached an agreement whereby the employees of the Former Manager's affiliate who devoted a substantial amount of time on behalf of the Former Manager to the operation of the Company became employees of the Company. (See "Management Agreement and Fees")

            2. Operating Policies and Strategies. The Company has historically generated revenues primarily from investments in mortgage derivative securities ("Mortgage Derivative Securities"). The Company's investments in Mortgage Derivative Securities currently consist of (i) a class or classes of collateralized mortgage obligations ("CMOs") (as defined below) that either represents a regular class of bonds or a residual class of bonds or (ii) interests in a class or classes of mortgage-backed pass-through certificates that either represent a regular class of certificates or a residual class of certificates. These securities entitle the Company to receive a portion of the cash flow from the Mortgage Collateral (as defined below) underlying the CMOs or mortgage-backed pass-through certificates. For federal income tax purposes, a majority of the Company's Mortgage Derivative Securities represent interests in real estate mortgage investment conduits ("REMICs"). A CMO is a security issued in one or more classes ("CMO Classes") collateralized by a specific group of mortgage loans or mortgage certificates guaranteed by GNMA, FNMA or FHLMC (collectively, the "Mortgage Certificates" and together with the mortgage loans, the "Mortgage Collateral") and evidences the right of the investors to cash flows from the assets underlying such CMO.

            The Company also generates revenues from Mortgage Related Investments (as defined below) and has purchased for its portfolio shares of common stock of companies engaged in businesses similar to the Company's. The Company may also generate revenues from other real estate and mortgage related investments approved by its Board of Directors.

            In addition, or as an alternative, to the investment strategies described above, the Company, with the approval of a majority of the Unaffiliated Directors, may adopt investment strategies which, among other things, could involve the acquisition of non-real estate related assets. Such strategies, if adopted, could result in the Company being unable to qualify as a REIT under the Code. The failure to qualify as a REIT could have severe adverse tax consequences for the Company. (See "Federal Income Taxation of the Company and Stockholders") However, the adverse tax consequences may be substantially mitigated by the Company's net operating losses.

            In addition, the Company may purchase or otherwise reacquire, shares of its Common Stock, par value $.01 per share ("Common Stock"), if, in the opinion of the Board of Directors, such purchases can be made upon favorable terms that can be expected to result in an increase in distributions to the remaining stockholders without adversely affecting the ability of the Company to maintain its qualification as a REIT under the Code. Pursuant to a Stock Repurchase Program adopted on March 21, 1990, the Company was authorized to repurchase up to 500,000 shares of its Common Stock over a twelve-month period at market prices. The Company repurchased 209,400 shares of its Common Stock through March 20, 1992, at prices ranging from $6.75 to $7.63 per share of Common Stock, or a weighted average price per share of $7.20. In September 1992, the Company adopted a new stock Repurchase Program which authorized the repurchase of up to 500,000 additional shares of its Common Stock during the period September 1992 to September 1993. No shares were repurchased under such authoriza- tion, and the Company does not currently anticipate that it will purchase any shares of Common Stock during calendar 1994.

            The Company has utilized borrowings to purchase certain of the investments described above and contemplates the use of borrowings to purchase future investments. Borrowings may be used to increase income available for distribution to stockholders. There can be no assurance, however, that the Company will be able to effect such borrowings in the future or, if so effected, that the cost of such borrowings will be less than the net cash flow on the investments acquired with the proceeds of such borrowings. Also, the Company has reduced its available bank line of credit to $250,000 from $5,000,000. The amount of borrowings by the Company was approximately 62% of stockholders' equity as of December 31, 1993. (See "Capital Resources")

            3.  Types of Investments.

            (a) Mortgage Related Investments. In its first fifteen months of operations, the Company's primary vehicle for the generation of income had been its mortgage related investments, wherein the Company purchased from issuers of CMOs the right to receive the cash flow of the CMO after debt service payments on the CMO are made ("Mortgage Related Investments"). Some were purchased from affiliates of the Former Manager and others in secondary market transactions. The Company, through RMI I or RMI II, purchased from an issuer of CMOs the Mortgage Collateral and other collateral securing a CMO subject to the lien of the indenture pursuant to which such CMO was issued. The Company used this arrangement to purchase certain Mortgage Collateral from Ryan Mortgage Acceptance Corporation IV ("RYMAC IV") and from Ryland Mortgage Securities Corporation ("Ryland Mortgage"). (See "Investment Portfolio")

            (b) Mortgage Derivative Securities. Although Mortgage Related Investments still constitute a portion of the Company's portfolio, the Company's more recent investments consist of Mortgage Derivative Securities such as IOs, Inverse IOs, PAC and TAC IOs, POs, IOettes, Floating Rate and Inverse Floating Rate Bonds, Z Bonds, MBSs, and Residual Bonds, as defined below.
            1) An IO is an interest only class. An IO entitles the holder to receive the interest portion of the cashflow from the underlying mortgage-backed security. These securities are bearish in nature and thus show improved performance as prepayment speeds slow and interest rates rise.

            2) An Inverse IO is created by dividing a fixed rate bond class into floating and inverse floating rate components based upon a market interest rate index, such that, at any time the sum of the interest payments to the two classes is no greater than the coupon on the fixed rate bond. As the index rises, more interest is required in the floating rate component and therefore less is available to the inverse floating rate holder. In a rising interest rate environment, the lower coupon payments due the Inverse IO holder are to some degree offset by the IO structure of the security. With rising rates, slower prepayments will enable the Inverse IO holder to recognize a decreased coupon on an outstanding balance for a longer period. An Inverse IO does not guarantee the par face of the bond, unlike an Inverse Floating Rate Bond (see 7 below), and is usually sold with nominal principal face amount but at a premium.

            3) A PAC (Planned Amortization Class) IO is an IO with a fixed coupon calculated on a nominal principal balance that is protected within a band of prepayment rates. This prepayment band offers more average life assurance than a pure IO strip. A TAC (Targeted Amortization Class) IO is similar to a PAC IO except that the band of prepayment rates is much narrower. This narrower band makes the average life of a TAC IO more sensitive to prepayment speeds than a PAC IO.

            4) A PO is a principal only class. A PO entitles the holder to receive the principal portion of the underlying mortgage-backed security. These securities are sold at a discount to face and benefit when interest rates fall and prepayment rates rise.

            5) An IOette represents an interest only strip from a portion of the interest component of an underlying mortgage backed security. This security is bearish in nature as it shows improved performance as prepayments slow (interest rates rise).

            6) A Floating Rate Bond is a CMO bond on which the interest rate paid to bondholders fluctuates with changes in an interest rate index, such as the London Interbank Offered Rate ("LIBOR"), and is usually reset monthly.

            7) An Inverse Floating Rate Bond contains a coupon that fluctuates inversely with changes in a floating rate index such as LIBOR. As the index decreases, the formula used to set the coupon on this bond results in an increased yield. Typically, this type of Mortgage Derivative Security is purchased at or near the face amount of the bond. Although the face amount of principal will always be returned, it may be faster than expected due to an increase in prepayment speeds usually associated with lower interest rates.

            8) A Z, or accrual, bond is a bond class that does not receive payments of interest until certain other classes of bonds are retired. Until the Z bond begins receiving interest payments, the amount of interest due is accrued, or added, to the principal amount of the bond.

            9) An MBS, or Mortgage Backed Security, is a security backed by an undivided interest in a pool of mortgages or deeds of trust. The cash flow from the mortgages or deeds of trust is used to pay principal of, and interest on, the securities. The most commonly recognized MBSs are issued through the following three governmental entities: GNMA; FNMA; and FHLMC.

            10) Residual Bonds, in general, entitle the holder to receive all or a portion of the residual cash flow from an underlying CMO after payment of principal and interest on all other bond classes and other expenses related to administration of the CMO.

            4. Investment Portfolio. During the year ended December 31, 1993, the Company purchased no additional investments. (See "Current Business Environment" above, and "Management's Discussion and Analysis of Financial Condition and Results of Operations")


            The information presented below with respect to each of the Mortgage Derivative Securities and Mortgage Related Investments held by the Company at December 31, 1993, was provided to the Company either by the issuer of the related CMO or obtained from the Bloomberg Financial System. The Company did not participate in the issuance of such CMOs and is relying on the respective CMO Issuers and Bloomberg regarding the accuracy of the information provided. The Company believes, however, that such information is accurate. In reading the information presented below, only information regarding CMO classes whose structure and balance affect the performance of the Company's investment in the related Mortgage Derivative Security or Mortgage Related Investment is shown. For investments where no information is shown for other CMO classes, the performance of the Company's investment relates solely to prepayment speeds on the underlying Mortgage Collateral.


                                               Collateralized Mortgage Obligations
                                             Underlying Mortgage Related Investments
                                                    Held on December 31, 1993


                                                   Principal
                              Initial                Amount                                                         Company's
                              Principal              as of                                 Issue Date/              Percentage
Name of Issuer    CMO         Amount             Dec. 31, 1993     Interest    Stated      First Optional           Ownership
  and Series      Class       (In Thousands)     (In Thousands)     Rate       Maturity    Redemption Date           Interest
RYMAC IV
 Series 3         3-F          $31,500              $14,313         11.200%    09/01/15       08/29/85                100%
                                                                                           Date amount of Class
                                                                                           3-F less than 20%
                                                                                           of original amount

 Series 4         4-Z(1)         6,100               10,444          9.450     04/01/16       03/27/86                100%
                                                                                           Date amount of Class
                                                                                           4-Z less than 100%
                                                                                           of original amount

 Series 7         7-C           11,000                2,763          8.550     08/01/10       07/29/86                100%
                  7-Z(1)         1,500                2,921          9.400     08/01/16    Later of 08/01/01
                                                                                           or date Class 7-C
                                                                                           fully paid

 Series 10        10-C          27,000                3,035          9.375     07/01/10       09/30/86                100%
                  10-Z(1)        4,000                7,814          9.450     10/01/16    Later of 10/01/01
                                                                                           or date Class 10-C
                                                                                           fully paid

 Series 19        19-B           4,550                3,602          8.250     05/01/17       05/01/97                100%

Ryland            6-D           11,857                6,533          9.800     03/25/19    Earlier of 12/26/01      99.99%
 Mortgage         6-E           18,500               18,500          9.850     11/25/20    or date amount of
 Securities       6-F               50                    9      1,224.190     11/25/20    Series 89-6 bonds
 Corporation                                                                               less than 10% of
 Series 89-6                                                                               original amount



                                               (Notes to table appear on page 11)

                                               Collateralized Mortgage Obligations
                                            Underlying Mortgage Derivative Securities
                                                    Held on December 31, 1993


                                                   Principal
                              Initial                Amount                                                         Company's
                              Principal              as of                                 Issue Date/              Percentage
Name of Issuer    CMO         Amount             Dec. 31, 1993     Interest    Stated      First Optional           Ownership
  and Series      Class       (In Thousands)     (In Thousands)     Rate       Maturity    Redemption Date           Interest

Collateralized    Y(3)          $199,025            $29,194         8.650%     03/01/03      01/29/88                 49%
 Mortgage         R                  750                146          (6)       03/01/03    Date amount of Bonds       of Class R
 Obligation                                                                                less than 2% of
 Trust 39                                                                                  original amount

Collateralized    A(3)            98,357             22,203         9.250      12/01/14      08/30/88                 78.84%
  Mortgage        B(3)             9,293              9,293         9.500      09/01/15    Date amount of Bonds       of Class R
  Obligation      C(3)            46,005             46,005         9.500      09/01/18    less than 2% of
  Trust 46        R                  440                 50          (6)       09/01/18    original amount

Collateralized    A(3)            83,817             18,933         9.000      07/01/14      08/30/88                 44.65%
  Mortgage        B(3)             9,782              9,782         9.000      07/01/15    Date amount of Bonds       of Class R
  Obligation      C(3)            40,458             40,458         8.950      09/01/18    less than 2% of
  Trust 47        D               40,675             14,821          (4)       09/01/18    original amount
                  E               24,868              9,061          (5)       09/01/18
                  R                  400                273          (6)       09/01/18

FNMA
  REMIC           7-C             49,000             16,042         7.650      01/25/12      04/29/88                 15%
  Trust 1988-7    7-F            122,000              8,766          (4)       01/25/12    No optional redemp-        of Class
                  7-Z(1)          20,000             33,973         9.250      04/25/18    tion permitted             7-R
                  7-R                700                131          (6)       04/25/18

FNMA
  REMIC           11-A(3)         56,000             25,815         8.550      05/25/18      05/25/88                 22%
  Trust 1988-11   11-B(3)          6,700              3,089          (4)       05/25/18    No optional redemp-        of Class
                  11-C            88,200              7,792          (4)       05/25/18    tion permitted             11-R
                  11-D            49,100              4,338          (5)       05/25/18
                  11-R                20                  8          (6)       05/25/18






                                               (Notes to table appear on page 11)

                                               Collateralized Mortgage Obligations
                                            Underlying Mortgage Derivative Securities
                                                    Held on December 31, 1993


                                                   Principal
                              Initial                Amount                                                         Company's
                              Principal              as of                                 Issue Date/              Percentage
Name of Issuer    CMO         Amount             Dec. 31, 1993     Interest    Stated      First Optional           Ownership
  and Series      Class       (In Thousands)     (In Thousands)     Rate       Maturity    Redemption Date           Interest

FNMA
  REMIC           14-F(3)       $75,200             $71,866        9.200%      12/25/17      06/29/88                 100%
  Trust           14-I(3)        18,700              18,700        9.200       06/25/18    No optional redemp-      of Class
  1988-14         14-R            2,000                 242         (6)        06/25/18    tion permitted           14-R

FNMA
  REMIC           H                 160                  39    1,102.250       01/25/20      01/30/90                 100%
  Trust 90-09                                                                              Less than 1%

FHLMC
  Series 1235     L                   0                   0         (8)                    Less than 1%             Notional
                                                                                                                    $7,700,000

FNMA
  REMIC           IO                  0                   0         (2)        03/25/22    Less than 1%             Notional
  Trust 127                                                                                                         $5,000,000
                                                                                                                    Original
                                                                                                                    Face
FHLMC
  Series 1248     H                 186                  61         (4)        03/15/22      03/30/92                 10.8%
                                                                                           Less than 1%


FNMA
  REMIC Trust     SA              1,360                 436         (4)        12/25/21      12/30/91                 12.87%
  1991-163                                                                                 No optional redemp-      of Class SA
                                                                                           tion permitted

FHLMC
  Series 2        2-C           115,400              17,749        9.450       05/15/13      03/30/88                 100%
                  2-Z(1)         19,260              32,810        9.300       03/15/19    No optional redemp-      of Class 2-R
                  2-R               100                   3    2,668.240(6)    03/15/19    tion permitted





                                               (Notes to table appear on page 11)

                                               Collateralized Mortgage Obligations
                                            Underlying Mortgage Derivative Securities
                                                    Held on December 31, 1993


                                                   Principal
                              Initial                Amount                                                         Company's
                              Principal              as of                                 Issue Date/              Percentage
Name of Issuer    CMO         Amount             Dec. 31, 1993     Interest    Stated      First Optional           Ownership
  and Series      Class       (In Thousands)     (In Thousands)     Rate       Maturity    Redemption Date           Interest
FHLMC
  Series 21       21-F         $ 240,408          $ 22,461         9.450%      09/15/11       11/30/88                37.5%
                  21-Z(1)         84,750           137,101         9.500       01/15/20    Date amount of cer-      of Class
                  21-R               100                19           (6)       01/15/20    tificates is less        21-R
                                                                                           than 1% of original
                                                                                           amount



Cornerstone       A-1             20,009             7,047         9.250       08/30/18      08/25/88                 100%
  Mortgage        Interest                                                                 Date amount of cer-      of Interest
  Investment      Receipts        None               None            (7)       08/30/18    tificates is less        Receipts
  Group II,                                                                                than 10% of original
    Inc.                                                                                   amount
  Series 13

  Series 14       A-1             15,012             4,563         9.250       09/30/18      09/25/88                 100%
                  Interest                                                                 Date amount of cer-      of Interest
                  Receipts        None               None            (7)       09/30/18    tificates is less        Receipts
                                                                                           than 10% of original
                                                                                           amount

PaineWebber       L-4(3)         114,200            66,702         8.950       07/01/18      06/30/88                 17.8%
  CMO Trust       L-5                185               185           (6)       07/01/18    No optional redemp-      of Class L-5
  Series L                                                                                 tion permitted











                                               (Notes to table appear on page 11)

                                                         NOTES TO TABLE


 (1) A Class of "Compound Interest Bonds" or "Accrual Certificates" on which interest accrues and is added to the principal amount of such CMO Class but on which interest and principal is not paid until all CMO Classes having an earlier stated
maturity are fully paid.

 (2) Beneficial ownership of undivided interests in 2.3084025854% of all future interest payments to be made on the FNMA certificates underlying the CMO.

 (3) A Scheduled Amortization Class on which principal is paid on a preferred basis with respect to other CMO Classes in a specified amount, to the extent funds are available.

 (4) A CMO Class whose interest rate varies based on a specified relationship to the 30-day London Interbank Offered Rate for
U.S. Dollar deposits ("LIBOR"), the 1 Year Treasury Index or the 3 Month Treasury Index, subject to a maximum interest rate.
In the case of Collateralized Mortgage Obligation Trust 47, Class D, the interest rate at December 31, 1993 was 4.21%.  The maximum interest rate payable on such CMO Class is 14.50%.  The interest rate at December 31, 1993 on Class 7-F of FNMA REMIC
Trust 1988-7 was 3.76%.  The maximum interest rate payable on such CMO Class is 12.25%.  The interest rates at December 31,
1993 on Class 11-B and 11-C of the FNMA REMIC Trust 1988-11 were 3.71% and 4.01%, respectively, with maximum interest rates payable of 12.75% and 14.0%, respectively.  The interest rate at December 31, 1993 on Class H of FHLMC Series 1248 was
6,218.77% with a maximum interest rate payable of 9,340.65%.  The interest rate at December 31, 1993 on Class SA of the FNMA
REMIC Trust 1991-163 was 706.55% with a maximum interest rate payable of 1,034.80%.

 (5) Zero coupon Bond that does not bear interest.

 (6) Residual Bonds.

 (7) Beneficial ownership of undivided interests in 2.105263% of all future interest payments to be made on the GNMA certificates underlying the related CMO.

 (8) Beneficial ownership of undivided interests in 2.4432810418% of all future interest payments to be made on the FHLMC certificates underlying the CMO.

The following table sets forth certain information with respect to the collateral underlying such CMO(1):
                                                  Collateral Descriptions



                              Type of               Remaining                   Weighted                 Weighted Average
                             Mortgage            Principal Amount                Average                    Scheduled
    Issuer                  Certificates            of Mortgage              Pass-Through                 Remaining Term
      and                    Securing              Certificates                Rate of                     to Maturity
    Series                   the CMO               (In Thousands)         Mortgage Certificates           (Years:Months)
RYMAC IV
  Series 3                     GNMA                     $13,744                 12.00%                          21:2
  Series 4                     FNMA                      10,071                 10.00                           18:7
  Series 7                     FNMA                       4,542                  9.25                           20:10
  Series 10                    FNMA                      10,077                  9.62                           20:10
  Series 19                    FNMA                       3,197                  8.79                           21:4

Collateralized
  Mortgage
  Obligation
  Trust 39                     FNMA                      54,757                  9.50                            8:0
Collateralized
  Mortgage
  Obligation
  Trust 46                     GNMA                      73,435                  9.50                           21:11
Collateralized
  Mortgage
  Obligation
  Trust 47                     GNMA                      88,480                  9.00                           21:8

FNMA
  REMIC Trust
    1988-7                     FNMA                      60,841                  9.50                           22:6
  REMIC Trust
    1988-11                    FNMA                      41,042                  9.00                           22:9
  REMIC Trust
    1988-14                    FNMA                      90,808                  9.50                           22:7
  REMIC Trust
    1991-163                   FNMA                     174,106                  9.00                           25:5
  REMIC Trust
    1990-9                     FNMA                      84,619                  9.00                           23:6
  REMIC Trust
    127                        FNMA                     131,932                  8.00                           27:1






                                                (Note appears on next page)

                                            Collateral Descriptions(continued)



                              Type of               Remaining                   Weighted                 Weighted Average
                             Mortgage            Principal Amount                Average                    Scheduled
    Issuer                  Certificates            of Mortgage              Pass-Through                 Remaining Term
      and                    Securing              Certificates                Rate of                     to Maturity
    Series                   the CMO               (In Thousands)         Mortgage Certificates          (Years:Months)
FHLMC
  Series 2                     FHLMC                   $  49,927                 9.50%                          19:3
  Series 21                    FHLMC                     177,826                 9.50                           23:2
  Series 1235                  FHLMC                     172,980                 9.00                           21:10
  Series 1248                  FHLMC                     108,211                 9.00                           23:8

Cornerstone
  Mortgage
  Investment
  Group II, Inc.
  Series 13                    GNMA                        7,377                 9.50                           24:0
  Series 14                    GNMA                        4,567                 9.50                           23:6

Ryland
  Mortgage
  Securities                 Insured
  Corporation                Mortgage                     25,115                10.62                           21:11
  Series 89-6                Loans

PaineWebber
  Series L                     FNMA                       70,888                 9.00                           22:2

TOTAL PORTFOLIO WEIGHTED AVERAGE PASS-THROUGH RATE                               9.16

(1)  Information on those RYMAC IV CMOs which did not have a payment date on January 1, 1994 is as of the payment date for such CMOs that preceded January 1, 1994.  All other information is as of January 1, 1994.


            5. Cash Flow from Investments. The Company's return on its investments has been substantially affected by a number of factors, including short-term interest rates to the extent that such rates affect certain of its investments, and the rates of prepayment of the underlying Mortgage Collateral. The rate at which principal payments occur on pools of single-family loans is influenced by a variety of economic, geographic, social and other factors. In general, however, mortgage loans are likely to be subject to higher prepayment rates if prevailing interest rates are significantly below the interest rates on the mortgage loans, as was the case during recent prior periods. Conversely, in the event that interest rates during 1994 are above the interest rate on the mortgage loans, the rate of prepayment would be expected to decrease. Other factors affecting the rate of prepayment of mortgage loans include changes in mortgagor's housing needs, job transfers, unemployment, mortgagors' net equity in the mortgaged properties, assumability of mortgage loans, servicing decisions and the cost of refinancing.

            The Company's Mortgage Derivative Securities each have different characteristics, thus the cash flows from any particular mortgage derivative security will vary based upon the structure of the particular Mortgage Derivative Security (see 3(b) above), the level of interest rates on mortgage loans and mortgage prepayment levels. However, the Company's portfolio of Mortgage Derivative Securities has been materially adversely affected because of such levels.

            The Company's cash flow from its Mortgage Related Investments is derived from three principal sources: (a) any positive difference between the interest rates of the Mortgage Collateral and the weighted average interest rates of the related CMO Classes; (b) any amounts available from prepayments on the Mortgage Collateral that are not necessary for debt service payments on such CMOs; and (c) any reinvestment income in excess of amounts required to ensure timely payments of principal and interest on such CMOs. The positive difference between rates on the Mortgage Collateral and the weighted average rates on the related CMO Classes has been negatively affected by the rapid levels of mortgage prepayments in recent periods. Rapid prepayments result in 1) a reduction of the positive difference available to the Company and 2) a shortened duration of such positive difference. Also, lower interest rates in recent periods result in reduced reinvestment rates.

            Excess cash flow from a particular investment will decline over time and eventually terminate.

            6. Other Potential Investments. The Company's Board of Directors has adopted Investment Guidelines ("Guidelines") to provide general parameters for the Company's investments and borrowings pursuant to which the Company may make investments without case by case approval by the Board of Directors. The

Guidelines list certain investments which the Company is permitted to make. Pursuant to the Guidelines, the Company may purchase Mortgage Collateral which the Company may hold or pledge to secure a CMO or to back other mortgage related securities. The Company may also acquire shares of equity securities of other CMO residual REITs. However, due to the performance of the Company's investment portfolio and the current business environment for Mortgage Related Investments in general, the Company made no additional investments during 1993.

            Pursuant to the investment criteria set forth in the Guidelines, the Company may, for a fee, issue commitments to sellers of Mortgage Collateral. The Company may purchase mortgage loans (i) that are eligible for securitization and guaranty by GNMA, FNMA or FHLMC or (ii) that are not eligible for such securitization and guaranty. The Company may also purchase Mortgage Collateral that could subsequently be used to secure various CMOs issued by one or more CMO Issuers, and may participate in the issuance of CMOs by forming, acquiring or entering into arrangements with CMO Issuers. The Company has not engaged in any of such activities to date.

            7. Capital Resources. Prior to April 1993, the Company maintained a line of credit with a commercial bank for $5,000,000 with an expiration of March 31, 1993. During the process of documenting the line of credit renewal, the Company determined that the collateral pledged to the bank under the line of credit had substantially greater borrowing value to the Company in other financing arrangements, particularly repurchase agreements, than the value provided under the bank line of credit. Accordingly, the Company and the bank agreed to the release of the majority of the collateral pledged thereunder and the maintenance of a reduced line of credit of $250,000 with an expiration date of April 30, 1994, which availability is subject to periodic valuations of the remaining collateral. Amounts borrowed under this agreement bear interest at a rate of the prime rate plus 1.0%, and are collateralized by the pledge of the Company's ownership interests in the RYMAC IV Bonds and the Ryland Mortgage Securities
Corporation Series 89-6 Bonds. The availability under the line is limited to the value of collateral pledged to the bank. At
December 31, 1993, no amount was outstanding and at December 31, 1992, $575,000 was borrowed under the line bearing interest at 6.5%.

            The Company has supplemented its funds available for investment through repurchase agreements. The repurchase agreements entered into by the Company involve the transfer by the Company of certain of its assets to a financial institution in exchange for cash in an amount that is less than the fair market value of such assets. At the same time, the Company agrees to repurchase such assets at a future date at a price equal to the cash paid by such financial institution plus interest thereon. The extraordinarily high level of mortgage prepayments in recent periods has caused dealers to reduce substantially the financing value of investments pledged under repurchase agreements. Under such circumstances, the Company is required to reduce the amount of outstanding borrowings by cash payments under the repurchase agreement or the delivery of other unencumbered investments, thus reducing the Company's ability to purchase new investments, as has been the case since June 1992. (See "Management's Discussion and Analysis - Liquidity and Capital Resources")

            As of December 31, 1993 the Company had amounts outstanding under twelve repurchase agreements aggregating approximately $3,814,000 and as of March 24, 1994 approximately $3,636,000. As of December 31, 1993 and March 24, 1994, the
Company has pledged substantially all of its Mortgage Derivative Securities to secure its obligations under such repurchase agreements.

            The Company's By-laws provide that it may not incur additional indebtedness if, after giving effect to such indebtedness, its aggregate indebtedness (other than liabilities incurred in connection with participation in the issuance of CMOs and any loans between the Company and its corporate subsidiaries), secured and unsecured, would exceed 300% of the Company's average invested assets, in each case on a consolidated basis, as calculated at the end of each calendar quarter in accordance with generally accepted accounting principles, unless such additional indebtedness is approved by a majority of the Unaffiliated Directors. The Company is currently operating under a borrowing limitation pursuant to a policy adopted by its Board of Directors that limits total borrowings to $25,000,000, an amount substantially in excess of the amount the Company would be able to borrow under the current operating condition of the Company. As of December 31, 1993 and March 24, 1994, the Company's indebtedness aggregated approximately 62% and 59%, respectively, of stockholders' equity.

            The Company has authorized 50,000,000 shares of Common Stock. Although Management believes that raising additional equity capital would be in the long-term best interests of the Company, the Company's present financial condition makes the prospect of raising such equity capital unlikely.

            In addition, the Company's Articles of Incorporation permit the Board of Directors to authorize and issue from time to time additional classes of stock without the necessity of further approval by the stockholders and with such rights and preferences as the Board of Directors of the Company may designate by resolution. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could adversely affect existing stockholders. The effects on stockholders could include, for example, dilution of existing stockholders, restriction on dividends on Common Stock, restrictions on dividends for other corporate purposes and preferences to holders of a new class of stock in the distribution of assets upon liquidation. Since the filing of the Articles of Incorporation, the Board of Directors has neither authorized nor issued any additional classes of stock.

            8. Investment Restrictions. Restrictions on investments by the Company in certain types of assets are imposed by the provisions of the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Company believes that its current investment activities do not bring it within the definition of an investment company under the Investment Company Act because it is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The Investment Company Act specifically excepts entities primarily engaged in such activities from the definition of an investment company (the "Real Estate Exception"). Under interpretations issued by the staff of the Securities and Exchange Commission, in order to qualify for the Real Estate Exception, the Company must maintain at least 55% of its assets in mortgage loans or certain other interests in real estate. The ability of the Company to acquire Mortgage Derivative Securities may be limited by the Investment Company Act depending, among other things, upon whether the Company acquires all or only a portion of the residual interest in a CMO, the nature of the collateral underlying such CMO and the composition of the balance of the Company's assets at the time of each such acquisition. Under interpretations of the staff of the Commission, investments in mortgage-backed or other mortgage related securities (including mortgage certificates) that are securities considered to be separate from the underlying mortgage loans are not considered to be investments in mortgage loans for purposes of the 55% test unless such securities represent all the certificates issued with respect to the underlying pool of mortgages. The Company's investment policies prohibit it from making any investments that would cause the Company to be an investment company within the meaning of the Investment Company
Act. The Company intends to monitor continually its operations in order to evaluate the qualification of the Company for the Real Estate Exception.

            Uncertainties exist as to the interpretation of the exception from the definition of an investment company under the Investment Company Act for companies primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The Company believes that, based upon its current and proposed method of operation, it falls within such exception. In connection with the review by the Commission of the registration statement for the Company's initial public offering, the Company has been advised, based on a preliminary review, that the staff of the Division of Investment Management of the Commission, while not taking a definitive position, is not in agreement with the Company's conclusion. If the Company were required to register as an investment company or to revise materially its contemplated method of operation to qualify for an exemption, it would be subject to additional limitations and restrictions on its activities.

            The Company is prohibited from purchasing real estate contracts of sale. The Company also may not invest in unimproved real property or mortgage loans on unimproved real property, nor may it underwrite securities of other issuers. The foregoing restrictions may not be changed without the approval of a majority of the Unaffiliated Directors.

            The Company may purchase or otherwise reacquire shares of its Common Stock if, in the opinion of the Board of Directors, the purchases can be made upon favorable terms that can be expected to result in an increase in distributions to the remaining stockholders. However, the Company may not make such purchases if to do so would adversely affect the ability of the Company to maintain its qualification as a REIT under the Code. (See "Federal Income Taxation of the Company and Stockholders")

            The operating policies and strategies of the Company are governed by the Board of Directors, which has the power to modify or alter such policies without the consent of the stockholders. Although the Company has no present intention to seek modification of its operating policies described herein, the Board of Directors may conclude that it would be advantageous for the Company to do so and may modify such operating policies accordingly.

            9. Management Agreement and Fees. The Company's Management Agreement with its Former Manager expired on March 31, 1992. The Board of Directors determined that the Company would operate on a self-managed basis and, consequently, it did not enter into a new management agreement with its Former Manager.

            At the expiration of the Management Agreement, the Company and its Former Manager reached an agreement pursuant to which, among other things, the employees of the Former Manager's affiliate that had devoted a substantial amount of time on behalf of the Former Manager to the operation of the Company became employees of the Company. In consideration therefor, the Company agreed, among other things, to make payments to its Former Manager for each of the Company's fiscal quarters for the period April 1, 1992 through March 31, 1994, in an amount equal to 50% of the amount by which the fee that would have been paid to the Former Manager under the Management Agreement for each such quarter (based on the assets of the Company as of March 31, 1992) exceeds the audited pre-tax deductible expenses of the Company for such quarter (exclusive of certain expenses relating to any offerings by the Company of its securities). For the period April 1, 1992 through June 29, 1993, no amounts were due the Former Manager. Since both the Company and its Former Manager anticipated that for the remaining term of the agreement (ending March 31, 1994) no amounts would be owing the Former Manager, the Company and its Former Manager terminated their agreement on June 29, 1993. As such, the Company is no longer responsible for any future payments to its Former Manager.

            On a self-managed basis, the Company is responsible for all expenses, including resources previously provided by the Former Manager.


            10. Dividend Reinvestment Plan. On December 13, 1988, the Company adopted an Automatic Dividend Reinvestment Plan (the "Plan"). The Plan is administered by American Stock Transfer & Trust Company. The Plan provides to the Company's security holders a method of investing cash dividends paid by the Company in new shares of the Company's common stock. The Plan also permits participants to make optional cash investments in additional shares of the Company's common stock.

            11. Federal Income Taxation of the Company and Stockholders. THE PROVISIONS OF THE CODE ARE HIGHLY TECHNICAL AND COMPLEX. THIS SUMMARY IS NOT INTENDED AS A DETAILED DISCUSSION OF ALL APPLICABLE PROVISIONS OF THE CODE, THE RULES AND REGULATIONS PROMULGATED THEREUNDER, OR THE ADMINISTRATIVE AND JUDICIAL INTERPRETATIONS THEREOF. THE COMPANY HAS NOT OBTAINED A RULING FROM THE INTERNAL REVENUE SERVICE WITH RESPECT TO ANY TAX CONSIDERATIONS RELEVANT TO ITS ORGANIZATION OR OPERATION, OR TO AN INVESTMENT IN ITS SECURITIES. THIS SUMMARY IS NOT INTENDED TO SUBSTITUTE FOR PRUDENT TAX PLANNING, AND EACH STOCKHOLDER OF THE COMPANY IS URGED TO CONSULT ITS OWN TAX ADVISER WITH RESPECT TO THESE AND OTHER FEDERAL, STATE AND LOCAL TAX CONSEQUENCES OF THE PURCHASE, OWNERSHIP AND DISPOSITION OF SHARES OF THE COMMON STOCK OF THE COMPANY AND ANY CHANGES IN APPLICABLE LAW.

            General

            The Company operates in a manner that permits it to qualify as a REIT under the Code. As a REIT, the Company itself generally will be subject to federal income tax only on the amount of its taxable income, subject to certain modifications ("REIT Taxable Income"), that it does not distribute in the taxable year in which it is earned. In addition, the Company will be subject to a 4% excise tax to the extent it fails to satisfy certain calendar year distribution requirements. The Company expects that, with limited exceptions, it will not be subject to federal income tax at the corporate level or to federal excise tax.

            The Company would be subject to tax (including any applicable minimum tax) on its taxable income at regular corporate rates without any deduction for distributions to stockholders if it failed to qualify as a REIT in any taxable year. Unless entitled to relief under specific statutory provisions, the Company also would be disqualified from treatment as a REIT for the following four taxable years. The failure to qualify as a REIT for even one year could result in the Company incurring substantial indebtedness in order to pay any resulting taxes, thus reducing the amount of cash available for distribution to stockholders.

            For purposes of the special REIT taxation rules and the REIT qualification requirements set forth below, the assets, liabilities, income and deductions of any subsidiary, all of whose stock has been owned by the Company during the subsidiary's entire existence ("Qualified REIT Subsidiary"), will be treated as assets, liabilities, income and deductions of the Company.

            REIT Qualification Requirements

            In order to qualify as a REIT, the Company must satisfy various requirements with respect to (i) the nature of its assets ("Asset Requirements") and income ("Income Requirements"), (ii) certain organizational matters ("Organizational Requirements") and
(iii) the amount of distributions to stockholders ("Distribution
Requirements").

            Under the Asset Requirements, at the close of each quarter during the taxable year (a) at least 75% of the assets of the Company, by value, must consist of specified real estate assets, cash or U. S. government securities and (b) as to its other assets other than securities of a Qualified REIT Subsidiary, the Company cannot own (1) securities of any one issuer which represent more than 5% of the total value of the Company's assets or (2) more than 10% of the outstanding voting securities of any one issuer.

            The Income Requirements provide that at least 75% of the Company's gross income must be derived from specified real estate related sources, including interest on mortgage obligations, income from REMIC interests, and gains from the sale of such obligations and interests not held primarily for sale to customers in the ordinary course of business ("Dealer Property"). Additionally, at least 95% of the Company's gross income must consist of income derived from items that qualify for the 75% income test plus other specified types of passive income, such as interest, dividends and gains from the sale or other disposition of stock and securities other than Dealer Property.

            If the Company fails to satisfy either of the foregoing 75% and 95% Income Requirements but (a) the Company otherwise satisfies the requirements for qualification as a REIT, (b) such failure is due to reasonable cause and not willful neglect and (c) certain other requirements are met, then the Company will continue to qualify as a REIT but will be subject to a 100% tax on the greater of the amount by which it fails to satisfy either of such tests reduced by expenses incurred in earning that amount.

            The Income Requirements also require that less than 30% of the Company's gross income be derived from the sale or other disposition of (a) stock or securities held for less than one year,
(b) certain Dealer Property and (c) most real property (including mortgage obligations and REMIC interests) held for less than four years. In addition, the Code also generally imposes a 100% tax on gains (less associated expenses) derived from sales of Dealer Property (without an offset for any losses).

            The Distribution Requirements require that the Company distribute annually at least 95% of its REIT Taxable Income (and 95% of certain other income related to foreclosure property), excluding any net capital gain, to its stockholders. For this purpose, certain dividends paid by the Company after the close of a taxable year may be considered as having been paid during such taxable year, although they would be taxed to the stockholders in the year in which they were actually paid. Such dividends will also be treated as paid during the taxable year for purposes of determining whether the Company has undistributed REIT Taxable Income subject to income tax at the corporate level for the taxable year. For purposes of the 4% excise tax (described above), however, such dividends would not be treated as having been distributed in the taxable year. In addition, dividends declared in October, November or December of a calendar year, payable to stockholders of record as of a date in such a month, and actually paid during January of the following year will be considered as paid on December 31 of such calendar year for excise tax purposes as well as for other purposes under the REIT rules. Such dividends, however, will also be treated as having been paid on that December 31 for purposes of determining a stockholder's gross income.

            Due to the nature of the Company's income from its assets and its deductions in respect of its obligations, under certain circumstances, the Company may generate REIT Taxable Income in excess of its cash flow. For example, the maturity and pass-through rates of the Mortgage Collateral pledged to secure the CMO issuances in which the Company holds an investment are not likely to match the maturity and interest rates of the CMOs secured thereby. Similarly, the Company may recognize taxable market discount income with respect to its receipts from the sale, retirement or other disposition of the portion of the Mortgage Collateral that constitutes market discount bonds (i.e., obligations with a stated redemption price at maturity greater than the Company's tax basis therein), whereas these receipts frequently will be used to make nondeductible principal payments on CMOs. In addition, certain CMOs may be issued with original issue discount, the tax treatment of which may result in taxable income in excess of cash flow. Accordingly, the Company may be required to distribute a portion of its working capital to its stockholders or borrow funds to make required distributions in years in which the gross income of the Company on a tax basis (including "non-cash" income) exceeds its deductible expenses. In the event that the Company is unable to pay dividends equal to substantially all of its REIT Taxable Income, it may incur income tax or excise tax or may not be able to qualify as a REIT.

            Dividends paid for a fiscal year in excess of the Company's earnings and profits, as computed for federal income tax purposes, are reported as a return of capital to the Company's stockholders. Some of the Company's investments constitute REMIC residual interests. Certain of these residual interests produce "excess inclusion" income (see "Excess Inclusion Income" below) during the fiscal year. The Code requires that excess inclusion income be included in a taxpayer's income even though the taxpayer has losses that would otherwise offset such income. As a result, the Company could have taxable income from excess inclusions in a taxable year even though it has losses from other investments that would normally be sufficient to offset the amount of such excess inclusion income. The Company is required to distribute the taxable income representing excess inclusions to meet its 95% distribution requirement and to avoid a corporate level tax on such income. When such income is distributed to a stockholder, the stockholder will have taxable income, rather than a return of capital, equal to its share of such excess inclusion income during the fiscal year. For fiscal 1993, the Company reported that all its distributions paid in 1993, even though it experienced both a net loss and a tax loss for 1993, represented excess inclusion income. For a stockholder, excess inclusion income cannot be offset by losses, except in the case of certain excess inclusion income for certain savings and loan associations and their "qualified" subsidiaries.

            The most significant Organizational Requirement is that the stock of the Company must be widely held. This requires that the stock of the Company be held by a minimum of 100 persons for at least 335 days in each taxable year and that no more than 50% in value of the stock be owned, actually or constructively, by five or fewer individuals at any time during the second half of each taxable year. For this purpose, some pension funds and certain other tax-exempt entities are treated as individuals. To evidence compliance with these requirements, the Company is required to maintain records that disclose the actual ownership of its outstanding shares of Common Stock. In fulfilling its obligations to maintain records, the Company must demand written statements each year from the record holders of designated percentages of its shares of Common Stock which would, among other things, disclose the actual owners of such shares.

            Excess Inclusion Income

            All of the cash dividends distributed to the Company's stockholders in 1993 were comprised of "excess inclusion" income. Excess inclusion income is attributable to CMO issuances for which an election has been made to be treated as a REMIC for federal income tax purposes. The portion of the Company's dividends determined to be excess inclusion income is taxable to certain otherwise tax-exempt stockholders as unrelated business income. In addition, generally, excess inclusion income may not be offset by any deductions or losses, including net operating losses.

            12. Restrictions on Transfer and Redemption of Shares. Two of the requirements for qualification as a REIT under the Code are that (i) during the last half of each taxable year not more than 50% of the outstanding shares may be owned directly or indirectly by five or fewer individuals and (ii) there must be at least 100 stockholders for at least 335 days in each taxable year. Those requirements apply for all taxable years after the year in which the REIT elects REIT status.

            In order that the Company may meet these requirements at all times, the Company's Articles of Incorporation prohibit any person or group of persons from acquiring or holding, directly or indirectly, ownership of a number of shares of Common Stock in excess of 9.8% of the outstanding shares. Shares of Common Stock owned by a person or group of persons in excess of such amounts are referred to in the Articles of Incorporation and herein as "Excess Shares". The Articles of Incorporation also provide that in the event any person acquires Excess Shares, such Excess Shares may be redeemed by the Company, at the discretion of the Board of Directors.

            Under the Company's Articles of Incorporation, any acquisition of shares of the Company that would result in the disqualification of the Company as a REIT under the Code is void to the fullest extent permitted by law, and the Board of Directors is authorized to refuse to recognize a transfer of shares to a person if, as a result of the transfer, that person would own Excess Shares.

            Additional provisions regarding restrictions on transfers and redemptions of the Company's shares are set forth in the Company's Articles of Incorporation which were filed as Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement No. 33-22891 on Form S-11.

            The Articles of Incorporation also contain provisions intended to minimize the potential adverse effect on the Company of a Code provision that would impose a tax on REITs (and other pass-through entities) that hold REMIC interests if at any time during the taxable year a Disqualified Organization (as defined below) is a record holder of an interest in such entity. A "Disqualified Organization" means the United States, any state or political subdivision thereof, any foreign government, any international organization or instrumentality of the foregoing, any tax-exempt entity, other than a farmer's cooperative, not subject to the unrelated business income tax and any rural electric or telephone cooperative. If a Disqualified Organization were a stockholder of record of the Company during a year in which the Company held a REMIC interest, a tax might be imposed on the Company. The amount of tax would be equal to the product of the highest marginal corporate tax rate and the amount of REMIC excess inclusions for the taxable year allocable to the interest in the Company held by the Disqualified Organization.

            Accordingly, the Articles of Incorporation provide that any acquisition of shares of the Company that could or would result in the direct or indirect imposition of a penalty tax on the Company (including the tax described above) (a "Prohibited

Transfer") will be void ab initio to the fullest extent permitted by applicable law, and the intended transferee of any shares that are the subject of a Prohibited Transfer may be deemed never to have had an interest therein. If the foregoing provision is determined to be void or invalid, the transferee shall be deemed, at the option of the Company, to have acted as agent of the Company in acquiring those shares and to hold those shares on behalf of the Company. In addition, any shares of the Company that are the subject of a proposed, attempted or actual Prohibited Transfer may be redeemed by the Company at the discretion of the Board of Directors. Any such redemption will be effected as provided in the preceding paragraphs with respect to Excess Shares. Furthermore, whenever it is deemed by the Board of Directors to be prudent in order to avoid a Prohibited Transfer, the Board of Directors may require a holder or proposed transferee of shares to file a statement or affidavit with the Company, stating that the holder or proposed transferee is not a Disqualified Organization; and any contract for the sale or other transfer of shares of the Company will be subject to this provision. Moreover, the Board of Directors may, in its discretion, refuse to transfer shares on the books of the Company if (i) a statement or affidavit described in the preceding sentence has not been received or (ii) the proposed transferee is a Disqualified Organization.

            13. Competition. In purchasing Mortgage Derivative Securities and Mortgage Collateral, the Company competes with investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies and other lenders, other REITs, GNMA, FNMA and FHLMC and other entities, many of which have greater financial resources than the Company.

            As a REIT, the Company's business activities are limited by the provisions of the Code that require a REIT to meet certain tests to maintain its qualification as a REIT. Many of the Company's competitors operate through entities that may have more flexibility than the Company in conducting their business operations.

            14. Employees. The Company employs four full-time employees as of March 24, 1994, and utilizes the services of consultants, as necessary.

Item 2.  Properties.

            The Company does not own real estate or physical property. The executive offices of the Company are located in leased space at 500 Market Street, Suite 600, Steubenville, Ohio 43952 and consist of approximately 2,800 square feet. The lease covering such space can be terminated upon 60 days notice to the lessor.

Item 3.  Legal Proceedings.

            As of December 31, 1993, there were no legal proceedings pending or threatened to which the Company or its subsidiaries were a party or to which any of their respective property was subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1993.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

            The Company's Common Stock is traded on the American
Stock Exchange under the symbol "RM".

            The table below sets forth the high and low sale prices of the Company's Common Stock for each full quarterly period within the two most recent fiscal years for which such stock was traded, as reported on the American Stock Exchange Composite Tape, and certain dividend information with respect to such shares.

                                                            Per Share
                                                            Dividends
                                                            Paid or
                              High               Low         Declared
First Quarter  1992           11 1/8             8 3/4      $ 0.40
Second Quarter 1992           11 1/4             9 1/8        0.40
Third Quarter  1992           10                 4            0.05
Fourth Quarter 1992            6 1/8             3 5/8        0.05

First Quarter  1993            5 3/8             3 1/2        0.00
Second Quarter 1993            3 5/8             2 5/16       0.00
Third Quarter  1993            2 3/8             1 3/8        0.00
Fourth Quarter 1993            2                 1            0.04

            In order to qualify as a REIT under the Code, the Company, among other things, must distribute as dividends to its stockholders an amount at least equal to (i) 95% of its REIT Taxable Income (determined before the deduction for dividends paid and excluding any net capital gain and any net income from the sale or other disposition of property held primarily for sale) plus (ii) 95% of the excess of its net income from foreclosure property over the tax imposed on such income by the Code less (iii) any excess noncash income (as determined under the Code). The actual amount and timing of dividend payments, however, is at the discretion of the Board of Directors and depends upon the financial condition of the Company in addition to the requirements of the Code.

            The Company's Common Stock was held by 632 stockholders of record on March 24, 1994.

Item 6.  Selected Financial Data.

FINANCIAL HIGHLIGHTS - 1993, 1992, 1991, 1990 AND 1989
_____________________________________________________________________________________________

(amounts in thousands except per share data)

EARNINGS DATA
For the Years Ended December 31, 1993, 1992, 1991, 1990 and 1989
_____________________________________________________________________________________________
                                     1993        1992         1991        1990       1989
__________________________________________________________________________________________
Revenues (1)                      $(13,588)   $ 21,861    $ 52,182     $ 55,224   $ 45,293
Expenses                            12,036      23,729      44,244       50,075     40,639
Net Income (loss) (2)              (25,624)     (1,868)      7,938        5,149      4,654
Net Income (loss) per share          (4.92)      (0.36)       1.52         0.97       0.86
Taxable Income (loss) (3)&(4)      (12,250)    (16,656)      9,190        8,806      8,412
Taxable Income (loss) per share      (2.35)      (3.20)       1.76         1.66       1.55
Weighted Average Shares
 Outstanding                         5,211       5,211       5,211        5,317      5,420
Dividends Paid per Share              0.04        0.90        1.75         1.66       1.60
_____________________________________________________________________________________________
OTHER FINANCIAL DATA
At December 31, 1993, 1992, 1991, 1990 and 1989
_____________________________________________________________________________________________
                                     1993        1992         1991        1990       1989
_____________________________________________________________________________________________
Mortgage Related Investments      $ 65,248    $142,396    $332,998     $463,163   $511,800
Mortgage Derivative Securities       7,161      40,727      41,720       42,515     37,292
Total Assets                        81,097     197,860     394,026      518,809    564,217

Funding Notes Payable               44,892      94,329     230,781      314,874    344,843
CMOs Payable                        25,042      54,886     106,585      140,135    149,809
Notes Payable                        3,814      14,833      12,241       16,851     17,555
Total Liabilities                   74,915     166,184     355,455      478,624    519,299

Total Stockholders' Equity           6,182      31,676      38,571       40,185     44,918
Shares of Common Stock
 Outstanding                         5,211       5,211       5,211        5,228      5,420




(1)  Includes for 1993, cumulative effect of change in accounting principle of $(1,530).

(2)  See note 8 to Audited Consolidated Financial Statements.

(3)  Amounts estimated for 1993.

(4)  See Management's Discussion and Analysis - Dividend Policy.



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

INVESTMENT PHILOSOPHY AND INVESTMENT ACTIVITIES

The Company's portfolio of investments is sensitive to changes in interest rates and mortgage prepayments. The lowest interest rate levels in 20 years, beginning in early 1992 and continuing now for over two years, have resulted in unprecedented mortgage refinancings and therefore accelerated mortgage prepayments. As a result of these prepayments, earnings and cash flow from the Company's current investments have been, and continue to be, adversely impacted. For a substantial number of individual assets, earnings and cash flows have been permanently impaired and will not recover if interest rates return to higher, historical levels. In addition, the Company has been unable to sell any substantial portion of its portfolio of investments at acceptable prices, thus limiting acquisition of replacement or additional investments.

During the period from the Company's inception in 1988 through early 1992, mortgage interest rate levels and prepayment speeds remained within levels existent from 1970 to early 1992. Historically, cash received from the Company's portfolio of mortgage related investments and mortgage derivative securities (collectively, "Investments") represented interest and dividend earnings and the return of investment principal (basis) and were used to 1) pay operating expenses and 2) make dividend distributions to stockholders. Cash flow amounts representing returns of principal on investments were used to 1) repay Company borrowings, including margin calls on repurchase agreements and 2) make suitable new investments for the Company's portfolio.

However, since June of 1992, mortgage rates have been at levels lower than those existent for the prior twenty years, resulting in extraordinarily rapid and sustained levels of residential mortgage prepayments. As a direct result, the Company's Investments have generated reduced interest and dividend earnings and as the duration of high levels of prepayments continued, the Company's cash flows from returns of investment principal and interest and dividend earnings have also been severely impaired and sufficient only to reduce the Company's borrowings (including margin calls), pay operating expenses and fund dividend distributions to stockholders during the second half of 1992 and all of 1993. As such, no new investments have been added to the Company's portfolio since May 1992.

The current prolonged period of rapid prepayments, which is anticipated to continue at least through a portion of 1994, results in 1) reduced cash flows because of the substantially diminished size of the mortgage pools underlying the Company's Investments and
2) declining market values of the Company's Investments which simultaneously reduces the financing value of these same assets. (See "Liquidity and Capital Resources") As a result, during the second half of 1992, all of 1993 and through the first several months of 1994, the Company has not purchased any new assets.

In response to the Company's reduced current cash flows, the Company has been pursuing leveraged financings that either provide additional current cash flows or incremental cash flows to the Company but only at future dates. However, due to continued adverse market conditions and competing products with terms to investors more favorable than can be provided by the Company, to date leveraged financing negotiations have been unsuccessful. In addition, the Company continues to pursue other business activities that would not be sensitive to the risks of high levels of mortgage prepayments.

The Company had purchased for its portfolio shares of TIS Mortgage Investment Company ("TIS"), a company engaged in a business similar to the Company's. Due to an impairment in the value of TIS, the Company elected to sell its 102,100 shares of TIS between September 15, 1993 and December 13, 1993 at an average net price of $1.804 per share versus its cost basis of $6.565 per share.

FUTURE PROSPECTS

If a leveraged financing providing incremental current cash flows to the Company cannot be completed within the quarterly period ending June 30, 1994, the Company intends to further reduce operating expenses while making selective new investments from its limited current cash flow.

If the Company is unable to successfully institute the above mentioned plans, the Company's ability to re-establish an investment portfolio would be significantly impaired, causing the Company to evaluate actions that would include a merger or other business combination with another entity or an orderly liquidation of future excess cash receipts to stockholders. A continuation of prepayment speeds at or near current levels for more than approximately the next six months will further significantly reduce future cash flow availability. However, if prepayment speeds slow substantially within the same period, the amount of cash flow available from the current portfolio of investments would be stabilized.

Although the Company's portfolio of investments continues to produce cash flows, the Company continues to incur tax losses that approximate $28 million for the two-year period ended December 31, 1993. Additionally, further tax losses from the current portfolio are likely in 1994 independent of the level of mortgage prepayments.

Absent the existence of future excess inclusion income, future cash flows from the Company's current portfolio of investments will represent, to a large degree, return of investment principal (basis) to the Company and not taxable income required to be distributed as dividends to stockholders. This circumstance in conjunction with the tax loss carryforward of $28 million can be utilized to offset future taxable income generated from the contemplated investment activities (see "Investment Philosophy and Investment Activities") before the Company's earnings again become taxable and result in the requirement for dividend payments.
Should the contemplated investment activities be successful, the Company would be in a tax position to use cash flows to rebuild the Company's investment portfolio prior to resuming taxable dividend payments.


DIVIDEND POLICY

In accordance with the Code, the Company is required to distribute at least 95% of its taxable income to its stockholders each year in order to maintain its status as a REIT. Dividends paid for a fiscal year in excess of the Company's taxable income are reported as a return of capital to the Company's stockholders, except as provided below.

Some of the Company's investments constitute REMIC residual interests. Certain of these residual interests produce "excess inclusion" income during the fiscal year. The Code requires that excess inclusion income be included in a taxpayer's income even though the taxpayer has losses that would otherwise offset such income. As a result, the Company could have taxable income from excess inclusions in a taxable year even though it has losses from other investments that would normally be sufficient to offset the amount of such excess inclusion income. The Company is required to distribute the taxable income representing excess inclusions to meet its 95% distribution requirement and to avoid a corporate level tax on such income. When such income is distributed to a stockholder, the stockholder will have taxable income, rather than a return of capital, equal to its share of such excess inclusion income during the fiscal year. The Company reported for fiscal 1993 that all distributions paid in 1993 represent excess inclusion income. (See note 8 of Notes to Consolidated Financial Statements) For a stockholder, generally excess inclusion income cannot be offset by losses.

The Company declared a dividend of $0.04 per share on December 17, 1993, payable on January 24, 1994 to stockholders of record at the close of business on December 31, 1993. Total dividends paid for fiscal 1993 totalled $0.04 per share, representing $0.04 per share of taxable earnings, all of which was excess inclusion income. Under the Code, a REIT must generally distribute its excess inclusion income to its stockholders even though it has losses or deductions. Accordingly, if the Company were to report future excess inclusion income, it would be required to distribute such excess inclusion income as dividends even though it has an estimated net operating loss carryforward in excess of $28 million. The net operating losses can be carried forward to offset ordinary income of the Company for fifteen years after such loss is recognized.

RESULTS OF OPERATIONS

1993 TO 1992 COMPARISONS

For both years ended December 31, 1993 and 1992, the Company's Balance Sheet and Statement of Revenues and Expenses reflect very substantial changes related to the unprecedented high level and extended duration of residential mortgage prepayments experienced during all of 1992 and 1993. These prepayments have resulted in the Company incurring significant losses during such periods.

Statement of Revenues and Expenses

For fiscal 1992 and 1993, the Company derived its income (loss) primarily from its investments in Mortgage Derivative Securities. The Company's portfolio contains several types of mortgage derivative securities. For each security that the Company purchases, it receives the right to certain designated cash flows from these securities. Due to the nature of these securities, income calculated in accordance with the Code ("Taxable Income") and income calculated in accordance with generally accepted accounting principles ("Net Income") are not always identical for any particular period, particularly when mortgage prepayment speeds are exceedingly rapid, as for 1992 and 1993, or exceedingly slow.

The rapid prepayment environment of 1992 and 1993 is reflected in the substantial differences between Taxable Loss and Net Loss.

                               1993           1992
Net Loss                    $(25,624,000)   $( 1,868,000)
Taxable Loss                $(12,250,000)   $(16,656,000)
                            (estimated)

Net Loss per share            $(4.92)        $(0.36)
Taxable Loss per share        $(2.35)        $(3.20)
                            (estimated)

Net Loss, as calculated in accordance with generally accepted accounting principles, and as presented in the accompanying consolidated financial statements, for the twelve months ended December 31, 1993, was $(25,624,000), or $(4.92) per share, as compared to $(1,868,000), or $(0.36) per share, for the twelve months ended December 31, 1992.

Generally accepted accounting principles require the Company to periodically evaluate its Investments based upon current and expected future mortgage prepayment speeds and interest rates and, effective December 31, 1993, market discount rates, as well. (See note 2 to the Company's Consolidated Financial Statements) The record level of mortgage prepayments during 1992 and 1993 and market expectations of further mortgage prepayments at the end of 1993 caused the Company to revalue its Investments periodically during the year, resulting in additional valuation adjustments of $24,039,000 during 1993. Such adjustments are reflected as a reduction of interest revenues in the Company's Consolidated Statements of Revenues and Expenses. Adjustments for the year ended December 31, 1992 totalled $7,921,000. In addition, effective December 31, 1993, the Company elected to apply Financial Accounting Standard No. 115 ("FASB-115") that requires impaired investments to be carried at fair market value. Such application resulted in an additional adjustment of $1,530,000 which is reflected as a separate component on the Company's Consolidated Statements of Revenues and Expenses for 1993.

The substantial increase in the Company's Net Loss from 1992 to 1993 of $23,756,000 is due to 1) substantially larger writedowns in value of Company Investments during 1993, 2) lower gains from the sale of assets in 1993 and 3) a general reduction in earnings on all of the Company's assets. Downward asset valuation adjustments in 1993 were $25,569,000, while such writedowns in 1992 were $7,921,000, an increase of $17,648,000. In 1992 the Company recorded gains on the sale of mortgage related investments and one mortgage derivative security for a total gain of $1,602,000 but in 1993 had net gains of only $352,000 related to the sale of two mortgage related investments for a gain of $838,000 and the sale of marketable equity securities (TIS) for a loss of $486,000. The difference in sales gains represents a decrease of $1,250,000 in Net Income between periods. For 1993 the Company's earning assets produced reduced levels of interest income in the amount of $5,855,000. These three decreases, when combined with expense reductions of $997,000 between 1992 and 1993, provide for a net increase in the Company's Net Loss of $23,756,000.

The assumptions used to value assets at the end of each quarter take into consideration the actual mortgage prepayment speeds experienced for each asset through the end of the quarterly period, Management's evaluation of the market expectations of future prepayment speeds for the mortgages backing each asset, and effective December 31, 1993 the application of a market discount rate to future cash flows. If prepayment speeds were to continue at levels higher than market expectations, market expectations of future mortgage prepayment speeds increase beyond current anticipated levels, or the market discount rate applied was increased, further reductions in the value of the Company's Investments would be necessary.

Interest revenue on Mortgage Related Investments decreased from $20,402,000 for the year ended December 31, 1992 to $9,205,000 for the year ended December 31, 1993, as a result of the substantial reduction in Mortgage Related Investments on the Company's Balance Sheet between December 31, 1992 and December 31, 1993 discussed below. Interest revenue on Mortgage Derivative Securities was $(815,000) for the year ended December 31, 1992 as compared to $(21,815,000) for the year ended December 31, 1993. The reduction in interest revenue on Mortgage Derivative Securities was attributable to a $23,270,000 writedown of this asset category for 1993 which is deducted from Mortgage Derivative Securities interest revenues. There was also a general reduction in interest earnings on that same asset category resulting from the high mortgage prepayments during the period in the amount of $5,310,000.

Interest expense on Funding Notes and CMOs Payable decreased from $21,007,000 to $10,333,000 for the years ended 1992 and 1993, respectively, as a result of the offsetting balance sheet decline of Funding Notes and CMOs Payable discussed below. Operating expenses (includes "Interest on Notes Payable", "Management/ Settlement Fees" and "General and Administrative") decreased from $2,722,000 for 1992 to $1,703,000 for the comparable period in 1993. This decrease between periods of $1,019,000 was the result of reduced interest expense on Notes Payable of $668,000 as the Company repaid substantial amounts under repurchase agreements during 1993, a reduction in General and Administrative Expenses of $224,000 as the Company reduced costs in response to the deterioration of its investment portfolio, and the absence of management fees payable to its Former Manager in 1993.


Balance Sheet

The Company's assets declined during the twelve month period ended December 31, 1993 by $116,763,000, to a total of $81,097,000 at
December 31, 1993. This decrease is attributable to the Company's Mortgage Related Investments declining during the twelve month period from $142,396,000 to $65,248,000, a decrease of $77,148,000.
This reduction is primarily the result of 1) the calling, during January and September 1993, of two RYMAC IV Bond Series in order to take advantage of market premiums on the underlying Mortgage Collateral of each of these series (such calls reduced Mortgage Related Investments by approximately $16,917,000), 2) substantial prepayments on collateral underlying the Company's remaining Mortgage Related Investments and 3) to a much lesser extent, regularly scheduled principal payments on the underlying Mortgage Collateral. Such prepayments and scheduled principal payments further reduced Mortgage Related Investments by approximately $60,000,000.

These asset reductions were matched by a corresponding decrease in the related liability accounts, Funding Notes Payable and CMOs Payable, from $149,215,000 to $69,934,000, or a decrease of $79,281,000, as returned principal on the underlying mortgages was used to retire outstanding obligations secured by such mortgages.

Mortgage Derivative Securities decreased from $40,727,000 at
December 31, 1992 to $7,161,000 at December 31, 1993, a decrease of $33,566,000, reflecting 1) the amortization and return of the cost basis of the assets held in this category of approximately
$8,766,000 and 2) the writedown of carrying value of such securities which represents additional amortization in 1993 totalling $24,800,000.

Funds held by trustee decreased from $3,922,000 at December 31, 1992 to $1,347,000 at December 31, 1993. This category of assets represents the receipt of monthly mortgage payments awaiting further payment (reduction) of Funding Notes and CMOs Payable at a future date.

Marketable securities decreased from $332,000 at December 31, 1992 to $0 at December 31, 1993, reflecting the result of the sale of TIS during 1993.

Notes Payable decreased from $14,833,000 (inclusive of $575,000 of bank line borrowings and $14,258,000 of repurchase agreements) at December 31, 1992 to $3,814,000 at December 31, 1993 consisting solely of repurchase agreements. Such $11,019,000 decrease in leverage was primarily the result of dealer margin calls under repurchase agreements.

The Company declared dividends of $0.04 per share, or $208,000, for 1993 (payable in January 1994) while incurring a Net Loss of $25,624,000, or $(4.92) per share, and estimated Taxable Income of a negative $12,250,000, or $(2.35) per share. The dividend represents "excess inclusion income" for 1993 which under the Code for Real Estate Investment Trusts must be distributed as dividends even during periods where the Company has losses in excess of such excess inclusion amount. This amount, $208,000, plus the Net Loss of $25,624,000 and the reversal of $338,000 carried at December 31, 1992 as an unrealized loss but in 1993 representing a portion of the Company's Net Loss with the sale of the Company's entire holding of TIS, is reflected as an increase in Accumulated Deficit. Such amount increased from $(12,361,000) at December 31, 1992 to $(37,855,000) at December 31, 1993.


1992 TO 1991 COMPARISONS

Statement of Revenues and Expenses

Net Loss for the year ended December 31, 1992 was $(1,868,000) or $(0.36) per share as compared to Net Income of $7,938,000, or $1.52 per share for the year ended December 31, 1991, a decrease of $9,806,000. This significant decrease was due primarily to 1) substantially reduced gains on sales of assets in 1992 as compared to 1991 and 2) the writedown of asset valuations in 1992 to reflect the high levels of mortgage prepayment speeds in that year as compared to only minor negative adjustments in 1991.

Gains on sales of assets in 1991 were $3,351,000, including $2,800,000 attributable to the sale of the Company's common stock holdings in RAC Mortgage Investment Corporation (currently known as Resource Mortgage Capital, Inc.) compared to $1,602,000 in asset sale gains in 1992, a decrease of $1,749,000. Generally accepted accounting principles which require periodic evaluation of the Company's Investments based upon current and expected future prepayment and interest rate levels caused writedowns of asset valuations totalling $7,921,000 (such writedowns are reflected as reductions to interest revenues on the Company's Statement of Revenues and Expenses) in 1992 compared to only $660,000 for 1991, a difference of $7,261,000. Reduced sales gains of $1,749,000 and asset writedown increments of $7,261,000, totalling $9,010,000 represent 92% of the decrease in Net Income from 1991 to 1992. The remaining $796,000 difference was the net result of generally reduced interest yields on the Company's portfolio of Investments in 1992 related to the extremely high level of mortgage prepayments in such year netted against a decrease in expenses (Interest on Notes Payable, General and Administrative and Management Fees) which declined from $3,344,000 in 1991 to $2,722,000 in 1992.

Balance Sheet

The Company's assets declined during the twelve month period ended December 31, 1992 by $196,166,000, to a total of $197,860,000 at
December 31, 1992. This decrease was attributable to the Company's Mortgage Related Investments declining during the twelve month period from $332,998,000 to $142,396,000, a decrease of
$190,602,000. This reduction was primarily the result of 1) the calling, during February and March 1992, of eight RYMAC IV Bond Series in order to take advantage of market premiums on the underlying Mortgage Collateral of each of these series (such calls reduced Mortgage Related Investments by approximately $71,000,000),
2) substantial prepayments on collateral underlying the Company's remaining Mortgage Related Investments and 3) to a much lesser extent, regularly scheduled principal payments on the underlying Mortgage Collateral. Such prepayments and scheduled principal payments further reduced Mortgage Related Investments by approximately $120,000,000.

These asset reductions were matched by a corresponding decrease in the related liability accounts, Funding Notes Payable and CMOs Payable, from $337,366,000 to $149,215,000, or a decrease of $188,151,000, as returned principal on the underlying mortgages was used to retire outstanding obligations secured by such mortgages.

Mortgage Derivative Securities decreased from $41,720,000 at December 31, 1991 to $40,727,000 at December 31, 1992, a decrease of $993,000, reflecting 1) the purchase of securities totalling approximately $15,000,000, 2) the amortization and return of the cost basis of the assets held in this category of approximately $9,100,000, and 3) the writedown of carrying value of such securities which represented additional amortization in 1992 totalling $7,580,000.

Funds held by trustee decreased from $3,988,000 at December 31, 1991 to $3,922,000 at December 31, 1992. This category of assets represents the receipt of monthly mortgage payments awaiting further payment (reduction) of Funding Notes and CMOs Payable at a future date.

Marketable securities increased only from $331,000 at December 31, 1991 to $332,000 at December 31, 1992, reflecting the net result of adjusting the carrying value of TIS (see "Investment Philosophy and Investment Activities") and additional purchases of TIS made in the first quarter of 1992.

Notes Payable increased from $12,241,000 (inclusive of $1,330,000 of bank line borrowings and $10,911,000 of repurchase agreements) at December 31, 1991 to $14,833,000 at December 31, 1992 consisting of $575,000 in bank line borrowings and $14,258,000 in repurchase agreements. Such $2,592,000 increase in leverage was used principally to fund the purchases of new Mortgage Derivative Securities in the first half of 1992.

The Company declared dividends of $0.90 per share, or $4,689,000, for 1992, while incurring a Net Loss of $1,868,000, or $(0.36) per share, and Taxable Income of a negative $16,656,000, or $(3.20) per share. Of the dividend distributions, $4,175,000 represented a return of stockholders' investment, which was reflected as a reduction to Additional paid-in capital. (See note 8 of Notes to Consolidated Financial Statements) This return of stockholders' investment reduced Additional paid-in capital from $48,160,000 at December 31, 1991 to $43,985,000 at December 31, 1992.

The remaining $514,000 of dividend distributions represented excess inclusion income. This amount, $514,000 plus the Net Loss of $1,868,000, totalling $2,382,000, is reflected as an increase to Accumulated Deficit, which increased from $(9,641,000) at December 31, 1991 to $(12,023,000) at December 31, 1992.

At December 31, 1992, the Balance Sheet reflected an Unrealized Loss on Marketable Equity Securities of $(338,000). This amount represented the difference between the cost basis of the Company's investment in TIS and the market value of such investment at December 31, 1992.

EXPENSES AND USE OF BORROWED FUNDS

Operating expenses (Interest on Notes Payable, Management/ Settlement Fees and General and Administrative) were $1,703,000 for the year ended December 31, 1993 versus $2,722,000 for the year ended December 31, 1992, a decline of $1,019,000. The components of this significant decrease in Operating expenses include: 1) significantly reduced interest costs on Notes Payable, which decreased from $965,000 in 1992 to only $297,000 for 1993, as Notes Payable on the Balance Sheet declined from $14,833,000 to $3,814,000 between December 31, 1992 and December 31, 1993 primarily due to dealer margin calls; 2) no payment of Management/Settlement Fees was made in 1993 versus $127,000 paid to the Company's Former Manager in 1992 (the Company has no further obligations to its Former Manager - see note 9 of Notes to Consolidated Financial Statements); and 3) a decrease of General and Administrative Expenses from $1,630,000 in 1992 to $1,406,000 in 1993, a decline of $224,000 as part of an expense reduction program.

The Company uses the proceeds from repurchase agreements to fund a portion of its portfolio of Mortgage Derivative Securities. (See notes 3 and 7 of Notes to Consolidated Financial Statements and "Liquidity and Capital Resources") The Company's line of credit in recent periods has been used to fund day-to-day operating needs and in past periods to also temporarily fund acquisitions of new investments pending negotiation of repurchase agreements or awaiting return of invested principal. During 1993 the Company reduced its line of credit availability from $5,000,000 to $250,000 (see "Liquidity and Capital Resources") due to its ability to use available collateral more efficiently in repurchase agreement financings. During the second half of 1993 the Company had no borrowings under its $250,000 line of credit.

As protection against the affects of rising interest rates on its borrowings, the Company has historically entered into interest rate cap agreements with Wall Street Dealers. At December 31, 1993 there are no outstanding cap agreements given the greatly reduced level of the Company's borrowings and the low and stable level of short-term interest rates during 1993. An interest rate cap agreement with Salomon Brothers Holding Company, Inc. expired on January 15, 1993. Under that agreement the Company had limited its interest rate exposure to 5% on borrowings of $20,000,000. The Company may enter into future interest rate cap agreements as market conditions affecting interest rates and the level of the Company's borrowings warrant.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently maintains a line of credit with a commercial bank for $250,000 with an expiration date of April 30, 1994, which availability is subject to periodic valuations of the remaining collateral. Amounts borrowed under this agreement bear interest at a rate of the prime rate plus 1.0%, and are collateralized by the pledge of the Company's ownership interests in the RYMAC IV Bonds and the Ryland Mortgage Securities Corporation Series 89-6 Bonds. The availability under the line is limited to the value of collateral pledged to the bank. No amount is currently outstanding under such line of credit.

The Company is also a party to various repurchase agreements, the proceeds of which have been used to acquire Mortgage Derivative Securities. (See notes 3 and 7 of Notes to Consolidated Financial Statements) At December 31, 1993 and December 31, 1992, the Company had outstanding under repurchase agreements $3,814,000 with maturities ranging from January 6, 1994 to April 4, 1994, and $14,258,000 with maturities ranging from January 4, 1993 to June 14, 1993, respectively. The repurchase agreements are secured by substantially all of the Company's Mortgage Derivative Securities. The repurchase agreements bear interest at rates varying from 3.30% to 5.00% at December 31, 1993 and are adjusted periodically according to current market levels.

At December 31, 1993, the total amount borrowed by the Company was $3,814,000 while at December 31, 1992 the total amount borrowed was $14,833,000. Such borrowings represented 62% and 47%, respectively, of stockholders' equity at December 31, 1993 and December 31, 1992. The Company is currently subject to a limitation on the amount of total borrowings of $25,000,000 pursuant to a policy adopted by its Board of Directors in March 1992, although such amount is substantially in excess of the Company's currently available credit sources.

During the period from June 8, 1992 through December 31, 1993, the Company was subject to various margin calls from the dealers with whom it had repurchase agreements. These margin calls, totalling $7,798,000 during 1992, were the result of dealer revaluations of the Mortgage Derivative Securities pledged by the Company to secure such borrowings. The extraordinarily high level of mortgage prepayments in the marketplace caused dealers to reassess the value of their collateral and call upon the Company to reduce the borrowings outstanding. Due to the continuation of high levels of mortgage prepayments during all of 1993, the Company has experienced further margin calls and normal principal repayments on its Investments resulting in further reductions of repurchase agreements by $10,444,000 during 1993. The Company has met all such repayment requirements primarily through either the use of cash flows from its portfolio of investments or the pledging of unencumbered assets. Future repayment of margin calls, if any, would be met through the use of current cash flows from the Company's portfolio of investments. Any failure to meet any such margin calls would result in the liquidation of the margined collateral.

At December 31, 1993 the Company has pledged substantially all of its mortgage derivative securities to secure repurchase agreement outstandings. Nevertheless, since dealers have reduced the financing value of these mortgage derivative securities to minimum levels through margin calls, the Company believes that cash flows from the Company's current investment portfolio will be sufficient to enable the Company to meet its current and anticipated liquidity needs.


DISCUSSION OF PREPAYMENTS

Beginning early 1992 and through the early portion of 1994, the mortgage markets have experienced a period of unusually rapid and unprecedented prepayments. This phenomenon has been the result of residential mortgage interest rates, reaching in four different periods, their lowest levels in over twenty years. These low levels of mortgage interest rates have caused large numbers of homeowners to refinance their existing mortgages to take advantage of reduced monthly payments resulting from reduced interest costs. High levels of mortgage refinancings continued into 1994's first quarter.

Mortgage rates fell rapidly in early 1992 to 20 year lows. As a result of these low rates, a record number of refinancing applications caused prepayments, on some mortgage coupons, to reach levels in March and April of 1992 which were nearly double those experienced in the last period of rapid prepayments which occurred in the fall of 1986 through the spring of 1987. Intermediate and long term interest rates then rose causing mortgage rates to rise as well. With the higher mortgage rates, refinancing activity slowed and prepayments began to slow as a result. In early July 1992, the Federal Reserve further reduced interest rates. This move by the Federal Reserve caused mortgage rates to decrease again in the August-September timeframe to levels lower than those experienced in early 1992 and resulted in prepayment levels, for some mortgage coupons, that were nearly as rapid as those encountered in the March-April period.

Interest rates dropped even further in early 1993 and continued a steady decline into the September-October 1993 time period, reaching at that point a twenty-five year low. The result was a renewed escalation of refinancing applications and resultant record setting prepayment levels on mortgage-backed securities. However, during the late fourth quarter 1993 and into the first quarter 1994, increasing indications of hightened economic activity caused a substantial upward movement in interest rates, particularly longer term rates, and a slowdown in new refinancing applications. For the months of February and March 1994, statistics are beginning to reflect a slowing of prepayment speeds based upon the increased rates now applicable to new mortgage requests. Nevertheless, prepayment levels are still high compared with historical standards and continue to produce adverse affects on the Company's earnings.

Due to the extended duration of high prepayment levels, the cash flows from certain of the Company's assets have been permanently impaired while cash flows from certain other assets could be preserved should the current trend toward slower prepayment speeds continue.

Item 8.  Financial Statements and Supplementary Data.



RYMAC MORTGAGE INVESTMENT CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements


                                                                PAGE


Consolidated Financial Statements
Independent Auditors' Report                                    40

Consolidated Balance Sheets as of
December 31, 1993 and 1992                                      41

Consolidated Statements of Revenues and Expenses
 for the years ended December 31, 1993,
 1992 and 1991                                                  42

Consolidated Statements of Stockholders' Equity
 for the years ended December 31, 1993,
 1992 and 1991                                                  43

Consolidated Statements of Cash Flows
 for the years ended December 31, 1993,
 1992 and 1991                                                  44

Notes to Consolidated Financial Statements                      45


<AUDIT-REPORT>
                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of RYMAC Mortgage Investment Corporation


We have audited the consolidated balance sheets of RYMAC Mortgage Investment Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RYMAC Mortgage Investment Corporation and subsidiaries as of December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.



/s/ KENNETH LEVENTHAL & COMPANY
New York, New York
March 17, 1994
</AUDIT-REPORT>


RYMAC MORTGAGE INVESTMENT CORPORATION

CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________________
December 31, 1993 and 1992
(amounts in thousands except share data)                           1993          1992
________________________________________________________________________________________
ASSETS
 Real estate investments:
  Mortgage related investments plus net premiums
   of $840 and $1,515 (note 4)                                  $ 65,248       $142,396
  Mortgage derivative securities (notes 2 and 3)                   7,161         40,727
_______________________________________________________________________________________

                                                                  72,409        183,123
 Cash                                                              1,695            636
 Funds held by trustee                                             1,347          3,922
 Receivables on mortgage related investments                       5,139          9,284
 Receivables on mortgage derivative securities                       469            438
 Marketable equity securities (at lower of cost or market)
  less allowance for unrealized loss of $338 for 1992                -              332
 Other assets                                                         38            125

_______________________________________________________________________________________

                                                                $ 81,097       $197,860
_______________________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Funding notes payable (note 5)                                 $ 44,892       $ 94,329
 CMOs payable (note 6)                                            25,042         54,886
 Accrued interest on funding notes
  and CMOs payable                                                   584          1,465
 Notes payable (note 7)                                            3,814         14,833
 Dividends payable                                                   208            261
 Other liabilities                                                   375            410
_______________________________________________________________________________________

                                                                  74,915        166,184

COMMITMENTS AND CONTINGENCIES (notes 2, 3, 7 & 9)
STOCKHOLDERS' EQUITY
 Common stock:  par value $.01 per share
  50,000,000 shares authorized,
  5,210,600 issued and outstanding at
  December 31, 1993, and 1992                                         52             52
 Additional paid-in capital                                       43,985         43,985
 Accumulated Deficit (note 8)                                    (37,855)       (12,023)
 Unrealized loss on marketable equity securities                     -             (338)
________________________________________________________________________________________

                                                                   6,182         31,676
________________________________________________________________________________________

                                                                $ 81,097       $197,860

_______________________________________________________________________________________

See notes to consolidated financial statements.


RYMAC MORTGAGE INVESTMENT CORPORATION


CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
______________________________________________________________________________________
For the Years Ended December 31, 1993, 1992 and 1991

(amounts in thousands except share data)          1993       1992      1991
______________________________________________________________________________________
REVENUES

  Interest:
   Mortgage related investments (note 4)       $ 9,205    $20,402    $41,270
   Mortgage derivative securities (note 3)     (21,815)      (815)     6,929
   Temporary investments                           160        610        514
  Gain (loss) on the sale of marketable
   equity securities                              (486)       -        2,800
  Gain on the sale of mortgage derivative
   securities                                      -          180        106
  Gain on the sale of mortgage related
   investments, net                                838      1,422        445
  Other                                             40         62        118
______________________________________________________________________________________

                                               (12,058)    21,861     52,182
______________________________________________________________________________________

EXPENSES

  Interest on funding notes payable              6,551     13,273     28,334
  Interest on CMOs payable                       3,782      7,734     12,566
  Interest on notes payable                        297        965      1,012
  Management/Settlement fees (note 9)              -          127      1,924
  General and Administrative                     1,406      1,630        408
______________________________________________________________________________________
                                                12,036     23,729     44,244
______________________________________________________________________________________
  Net Income (loss) before change in
   accounting principle (note 2)              $(24,094)   $(1,868)   $ 7,938
______________________________________________________________________________________
  Net Income (loss) per share before
   change in accounting principle (note 2)      $(4.62)    $(0.36)     $1.52
______________________________________________________________________________________
  Cumulative effect of change in
   accounting principle (note 2)              $ (1,530)       -          -
______________________________________________________________________________________
  Net Income (loss) after cumulative
   effect of change in accounting             $(25,624)   $(1,868)   $ 7,938
   principle (note 2)
______________________________________________________________________________________
  Net Income (loss) per share                   $(4.92)    $(0.36)     $1.52
  Weighted average number of common
   shares outstanding                        5,211,000  5,211,000  5,211,000

______________________________________________________________________________________





See notes to consolidated financial statements.

RYMAC MORTGAGE INVESTMENT CORPORATION


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
________________________________________________________________________________________
For the Years Ended
December 31, 1991,                                                             Total
1992, and 1993                    Number            Additional  Accumulated    Stock-
(amounts in thousands except        of      Common    Paid-In    Deficit       Holders'
share data)                       Shares     Stock    Capital    (Note 8)      Equity

_______________________________________________________________________________________
Balance at December 31, 1990   5,227,700     $53      $48,279    $ (8,147)      $40,185
_______________________________________________________________________________________

1991 Net Income                    -          -           -         7,938         7,938
1991 Dividends Declared            -          -           -        (9,432)       (9,432)
Common Stock Repurchases         (17,100)     (1)        (119)       -             (120)
________________________________________________________________________________________

Balance at December 31, 1991   5,210,600      52       48,160      (9,641)       38,571
________________________________________________________________________________________

1992 Unrealized Loss               -          -           -          (338)         (338)
1992 Net Loss                      -          -           -        (1,868)       (1,868)
1992 Dividends Declared            -          -        (4,175)       (514)       (4,689)
________________________________________________________________________________________

Balance at December 31, 1992   5,210,600      52       43,985     (12,361)       31,676
________________________________________________________________________________________

1993 Unrealized Loss               -          -           -           338 (1)       338
1993 Net Loss                      -          -           -       (25,624)      (25,624)
1993 Dividends Declared            -          -           -          (208)         (208)
________________________________________________________________________________________

Balance at December 31, 1993   5,210,600     $52      $43,985    $(37,855)       $6,182
________________________________________________________________________________________







See notes to consolidated financial statements.


(1) Reversal of prior year unrealized loss as current year realized loss.

RYMAC MORTGAGE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
__________________________________________________________________________________________
For the Years Ended December 31, 1993, 1992 and 1991

(amounts in thousands except share data)              1993      1992       1991
__________________________________________________________________________________________
Operating Activities:
  Net Income (loss)                               $(25,624)  $(1,868)   $ 7,938
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of net premium on mortgage
      related investments                              675     1,653      1,833
    Amortization of premiums on
      mortgage derivative securities                31,142    14,940      4,873
    Interest accrued and added to funding notes
      payable                                        1,782     1,886      1,718
    Decrease in interest receivable on
      mortgage related investments                     701     1,611        997
    Decrease (increase) in interest receivable on
      mortgage derivative securities                    (5)      235       (128)
    Decrease in accrued interest on funding notes
      payable and CMOs payable                        (881)   (1,584)      (991)
    Loss (gain) on the sales of investments            486      (180)    (3,351)
    Decrease in accrued expenses payable               (88)   (2,128)       -
    Other, net                                          87        39         78
  Net cash provided by operating activities          8,275    14,604     12,967
_________________________________________________________________________________________
Investing Activities:
  Purchase of investments                              -        (392)      (111)
  Principal payments on mortgage related
   investments                                      79,917   191,845    120,502
  Decrease (increase) in funds held by trustee       2,575        66     (1,266)
  Principal payments on funding notes payable      (51,219) (138,338)   (85,820)
  Principal payments on CMOs payable               (29,844)  (51,699)   (33,548)
  Purchase of mortgage derivative securities           -     (15,697)    (7,230)
  Proceeds from sales of investments                   184       505      8,097
  Principal payments on mortgage derivative
   securities                                        2,398     1,438        316
  Return of investment basis in equity investments     -          53        -
  Net cash (used in)/provided by investing           4,011   (12,219)       940
   activities
__________________________________________________________________________________________

Financing Activities:
  Repurchase of RYMAC Mortgage Investment
    Corporation Common Stock                           -         -         (120)
  Net proceeds (repayments) from notes payable     (11,019)    2,592     (4,610)
  Dividends paid                                      (208)   (4,689)    (9,177)
  Net cash used in financing activities            (11,227)   (2,097)   (13,907)
__________________________________________________________________________________________
Net increase in cash                                 1,059       288        -
Cash at beginning of year                              636       348        348
Cash at end of year                               $  1,695   $   636   $    348
__________________________________________________________________________________________

Supplemental disclosure of cash flow information:
  Interest paid (net of amount added to funding
  notes payable)                                  $  9,931   $21,460   $ 40,922
  Dividends declared                                   208     4,689      9,432







See notes to consolidated financial statements.

RYMAC MORTGAGE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share data)
___________________________________________________________________________

Note 1 - The Company

RYMAC Mortgage Investment Corporation ("RMIC") was incorporated in Maryland on July 1, 1988. RMIC has two wholly-owned subsidiaries, RYMAC Mortgage Investment I, Inc. ("RMI") and RYMAC Mortgage Investment II, Inc. ("RMII"). RMIC, RMI and RMII are collectively referred to hereafter as the "Company". At inception, the Company issued 5,420,000 shares of its common stock. During 1990 and 1991, the Company repurchased 209,400 shares of its common stock in accordance with a stock repurchase program at costs ranging from $6.75 to $7.63 per share. On September 21, 1992, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock in open market transactions over the ensuing twelve month period. No shares were repurchased under that authorization.

The Company was a party to a Management Agreement (the "Management Agreement") with NVR Mortgage Management Partnership ("NVRMMP") which expired on March 31, 1992. The Company became self-managed effective April 1, 1992. (See note 9)

In response to the Company's earnings difficulties and reduced cash flows from its investment portfolio, the Company is currently pursuing several financing transactions and investigating the possibility of engaging in a new complementary business. To date, no satisfactory transaction has been negotiated or new business formulated. If the Company is unable to successfully institute the above-mentioned plans, the Company's ability to re-establish an investment portfolio would be impaired, causing the Company to evaluate actions that would include a merger or other business combination with another entity or an orderly liquidation of future excess cash receipts to stockholders.
___________________________________________________________________________

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of RMIC and its wholly-owned subsidiaries RMI and RMII. All intercompany balances and transactions have been eliminated in consolidation.

Mortgage Related Investments

Mortgage related investments are carried at their outstanding principal balance, plus or minus the applicable premium or discount. The net premium on mortgage related investments is amortized over the estimated lives of the investments using the interest method. (See note 4)

On a quarterly basis, the Company makes adjustments to its mortgage related investments based upon valuation estimates. Such valuations are conducted on an asset-by-asset basis using assumptions that incorporate both market expectations as to future mortgage prepayment speeds at each valuation date and an estimate of future interest rates implied by the yield curve at each valuation date.

(amounts in thousands except share data)
___________________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

The Company compares the results of such assumptions to other relevant market data and makes appropriate adjustments if necessary. The cash flows are also evaluated for volatility under increased stress levels (higher prepayment assumptions) and additional adjustments are made for investments where cash flows rapidly deteriorate under increased stress levels.

While the Company believes its prepayment assumptions are appropriate, if higher prepayment speeds had been used in the Company's assumptions, the results of the asset valuations would produce increased downward valuation adjustments.

Mortgage Derivative Securities

Mortgage derivative securities have been recorded at cost and are amortized over their estimated lives using the interest method. (See note 3)

The Company had been applying Emerging Issues Task Force ("EITF") Issue No. 89-4 "Accounting for a Purchased Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate" in its quarterly valuation of its Mortgage Derivative Securities. EITF 89-4 requires a valuation adjustment when, under market based assumptions as to future mortgage prepayment speeds and interest rate levels, the nominal cash flows expected from a Mortgage Derivative Security asset are less than the current carrying value of the asset.

The Financial Accounting Standards Board ("FASB") has issued Financial Accounting Standard No. 115 ("FASB-115"), "Accounting for Certain
Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993.

The Company has elected to apply FASB-115 effective December 31, 1993. FASB-115 requires that impaired investments be carried at fair market value. The EITF has tentatively concluded that an impairment to value under FASB-115 has occurred if the future cash flows, discounted at a risk free rate (the yield associated with a U.S. Treasury Security with a maturity approximating the average life of the future cash flows from the Company's portfolio of investments), are less than the investment's carrying value. After consideration of the alternative, the Company has determined to adopt FASB-115 as of December 31, 1993 instead of waiting until 1994. The application of FASB-115 required the Company to reduce the carrying value of its Mortgage Derivative Securities to their estimated fair market value at December 31, 1993. This additional writedown is shown in the Statements of Revenues and Expenses as "Cumulative Effect of Change in Accounting Principle."

Fair Value

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" ("FASB 107"), requires the Company to disclose the fair value of financial instruments for which it is practicable to estimate such value and to disclose the method(s) and assumptions used to estimate such value(s). Each of Notes 3, 4, 5 and 6

(amounts in thousands except share data)
___________________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

discuss the fair value of the Company's mortgage derivative securities, mortgage related investments, funding notes payable, and CMOs payable, respectively. As described above under Mortgage Derivative Securities, those assets are valued at December 31, 1993 at fair market value as a result of the Company's application of FASB-115.

For mortgage related investments, prices for similar mortgage-backed securities were obtained from Wall Street Dealers active in mortgage-backed markets. It is important to note, however, that the current market premiums on such similar mortgage-backed securities are not available to the Company unless and until the Company is able to call for early redemption the funding notes and CMOs payable that are collateralized by such mortgage related investments. The potential for early redemption (calls) is specific to each underlying collateralized obligation and the indenture covering such transaction. Although the Company was able to call for early redemption two series of bonds during 1993, the timing of additional early redemptions, if any, is not predictable.

In regard to funding notes and CMOs payable, market price quotations for these underlying obligations were obtained from a dealer who actively trades such instruments. Although some of these instruments currently trade at premiums in the present financial environment, the Company's obligation thereunder is limited to the face principal amounts without any premium. In certain circumstances, however, a premium to face may be paid in order to effect a specific early redemption.

Marketable Equity Securities

At December 31, 1992, marketable equity securities were stated at the lower of their aggregate cost or market. At such date, the aggregate cost exceeded the aggregate market value by $338 and an allowance for unrealized losses and a separate component of stockholders' equity was recorded. During 1993, the Company sold all of its marketable equity securities for a net loss of $486.

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the
"Code"). As a result, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for income taxes in the accompanying consolidated financial statements.

Net Income (Loss) Per Share

Net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period.

(amounts in thousands except share data)
___________________________________________________________________________

Note 3 - Mortgage Derivative Securities

The Company's investments in mortgage derivative securities currently consist of (i) a class or classes of collateralized mortgage obligations ("CMOs") that either represents a regular class of bonds or a residual class of bonds or (ii) interests in a class or classes of mortgage-backed pass-through certificates that either represent a regular class of certificates or a residual class of certificates. For federal income tax purposes, a majority of the Company's mortgage derivative securities represent interests in real estate mortgage investment conduits ("REMICs"). CMOs are mortgage-backed bonds which bear interest at a specific predetermined rate or at a rate which varies according to a specified relationship to a specific short term interest rate index, such as the London interbank offered rate for one-month U.S. dollar deposits ("LIBOR").

Most residual bonds are structured so as to entitle the holder to receive a proportionate share of the excess (if any) of payments received from the collateral pledged to secure such bonds and the other related classes, together with the reinvestment income thereon, over amounts required to make debt service payments on such CMOs and to pay related administrative expenses. In connection with these investments, the Company acquired no other rights relating to the collateral pledged to secure its mortgage derivative securities. Most residual certificates are structured so as to entitle the Company to receive a specified percentage of the distributions generated from the pool of assets comprising the trust funds of which the certificates evidence an interest.

At December 31, 1993 and 1992, the Company had investments in Mortgage Derivative Securities as set forth below:

                  PORTFOLIO OF MORTGAGE DERIVATIVE SECURITIES           1993      1992
                  _____________________________________________________________________
                  Collateralized Mortgage Obligation Trust 39
                    ("CMOT 39")                                       $   466   $ 1,485
                  Collateralized Mortgage Obligation Trust 46
                    ("CMOT 46")                                            81    10,138
                  Collateralized Mortgage Obligation Trust 47
                    ("CMOT 47")                                           864     5,219
                  FNMA REMIC Trust 1988-7 ("FNMA 1988-7")                 177       972
                          -  Trust 1988-11 ("FNMA 1988-11")               467     2,787
                          -  Trust 1988-14 ("FNMA 1988-14")               843     3,267
                          -  Trust 1990-09 Class H ("FNMA 1990-09")       989     4,771
                          -  Trust 1991-163 Class SA ("FNMA 1991-163")    930     2,007
                  FNMA Stripped Mortgage-Backed Securities
                    Trust 127 ("FNMA 127")                                646     1,972
                  FHLMC Multi-Class Mortgage Participation
                    Certificates
                    (Guaranteed)
                      - Series 2 ("FHLMC 2")                              202       801
                      - Series 21 ("FHLMC 21")                             11       135
                      - Series 1068 Class N ("FHLMC 1068")                 -      1,707
                      - Series 1203 Class P ("FHLMC 1203")                 -        720
                      - Series 1230 Class O ("FHLMC 1230")                 -        381
                      - Series 1235 Class L ("FHLMC 1235")                509     2,264
                      - Series 1248 Class H ("FHLMC 1248")                914     1,606


(amounts in thousands except share data)
___________________________________________________________________________

Note 3 - Mortgage Derivative Securities (continued)

                  PORTFOLIO OF MORTGAGE DERIVATIVE SECURITIES           1993      1992
                  _____________________________________________________________________
                  Cornerstone Mortgage Investment
                    Group II, Inc.
                      - Series 13 ("Cornerstone 13")                  $    38   $   138
                      - Series 14 ("Cornerstone 14")                       24        97
                  Prudential Securities CMO PS-17 Class M ("PRUSEC 17")    -        260
                  _______________________________________________________________________
                                                                      $ 7,161   $40,727
                  _______________________________________________________________________

The carrying values of the Company's investments in Mortgage Derivative Securities are net of downward valuation adjustments during 1993 of $24,800. The Company makes valuation adjustments at quarterly dates based upon assumptions as to mortgage prepayment speeds, interest rates and discount rates reflective of then current financial markets. For 1993 adjustments were made quarterly under EITF 89-4. The Company adopted FASB-115 effective December 31, 1993, which resulted in an additional downward adjustment at December 31, 1993. (See note 2) FASB-115 incorporates a discounted cash flow valuation approach whereas EITF 89-4 was based upon future expected undiscounted cash flows.

Under EITF 89-4, when current prepayment and interest rate assumptions caused the expectation that future cash flows from an asset would be less than the current carrying value, a downward adjustment was made and a zero yield applied to such asset for future quarterly accounting periods.

Under FASB-115, future cash flows are discounted at a rate reflective of market yields for assets of the type held by the Company. At December 31, 1993, the Company applied a discount rate of 12% to the cash flows for its portfolio of Mortgage Derivative Securities. The additional writedown resulting from this change in accounting principle is $1,530 and is shown in the Statements of Revenues and Expenses as "Cumulative Effect of Change in Accounting Principle." If the Company had applied a higher discount rate, 20%, the resulting FASB-115 adjustment would have been increased by $900.

In accordance with FASB-107, the Company computes the estimated fair value of its mortgage derivative securities by projecting anticipated future cash flows and discounting those cash flows at discount rates established in market transactions for securities having similar characteristics and backed by collateral of similar rate and term.

For the December 31, 1993 estimate of fair market values, the Company used the same prepayment and interest rate assumptions as for its determination of carrying values under FASB-115. (See note 2) The PSA speeds vary depending on the collateral. The prepayment assumption model used by the Company incorporates a market methodology established by the Public Securities Association ("PSA"). Such model assumes a rate of prepayment

(amounts in thousands except share data)
___________________________________________________________________________

Note 3 - Mortgage Derivative Securities (continued)

each month of the unpaid principal balance of a pool of mortgage loans. 100% of PSA assumes that 0.2% per annum of the then outstanding principal balance of a pool of mortgage loans will prepay in the first month of the life of such mortgage loans and an additional 0.2% per annum in each month thereafter (for example, 0.4% per annum in the second month, 0.6% in the third month, etc.) until the 30th month. Beginning with the 30th month and in each month thereafter, 100% PSA assumes a constant prepayment rate of 6% per annum of the then outstanding principal balance of such mortgage loans. On a bi-weekly basis, Bloomberg Financial Markets ("Bloomberg") obtains PSA estimates for a wide range of mortgage coupons and ages from several dealers in mortgage derivative securities and makes them available to Bloomberg's subscribers.

The prepayment speeds used by the Company in establishing the estimated fair value of its securities at December 31, 1993 are:

                                      Bloomberg
                                      Median PSA
              Collateral         As of December 31, 1993
              GNMA 9.0%                    395%
              GNMA 9.5                     437
              FNMA 8.0                     418
              FNMA 9.0                     503
              FNMA 9.5 (15 year)           546
              FNMA 9.5                     519
              FHLMC 9.0                    503
              FHLMC 9.5                    502

Such PSA assumptions do not purport to be an historical description of prepayment experience or a prediction of the future rate of prepayments of any mortgage loan.

All assets were modeled forward using the December 31, 1993 Bloomberg Median PSA for the life of each asset. LIBOR was assumed at 3.25% for the life of the assets and a discount rate of 12% was applied. Since PSA, interest rate and discount rate assumptions under FASB-115 and FASB-107 were identical for the Company's Mortgage Derivative Securities at December 31, 1993, fair market values and carrying values of such assets are equal.

Substantially all of the Company's mortgage derivative securities have been pledged as collateral for repurchase agreements as described in note 7.

___________________________________________________________________________

Note 4 - Mortgage Related Investments

The Company's mortgage related investments consist of ownership interests in certain classes of mortgage-backed securities issued by Ryan Mortgage Acceptance Corporation IV and Ryland Mortgage
Securities Corporation (as described below).

(amounts in thousands except share data)
___________________________________________________________________________


Note 4 - Mortgage Related Investments (continued)

On November 29, 1989, the Company purchased from Ryland Mortgage Securities Corporation ("RMSC") certain insured mortgage loans and other collateral owned by RMSC and pledged to secure RMSC's Mortgage Collateralized Bonds Series 1989-6 (the "RMSC Bonds"). This mortgage related investment and other collateral were purchased subject to the lien of the Indenture (the "RMSC Indenture") between RMSC and Sovran Bank, N.A., the Trustee for the RMSC Bonds (the "RMSC Trustee"), pursuant to which the RMSC Bonds were issued and subject to the rights of the RMSC Trustee and the bondholders thereunder. (See note 6) This mortgage related investment grants to the Company certain additional rights with respect to the RMSC Bonds, including rights with respect to substitution of collateral, amendments of or supplements to the RMSC Indenture, and calling of the RMSC Bonds.

On September 23, 1988 the Company purchased from Ryan Mortgage Acceptance Corporation IV ("RYMAC IV"), an affiliate of NVRMMP, certain GNMA certificates and FNMA certificates and other collateral owned by RYMAC IV and pledged to secure RYMAC IV's GNMA/FNMA Collateralized Bonds, Series 1 and 2 and its Mortgage Collateralized Bonds, Series 3, 4, 7, 10, and 19 (collectively the "RYMAC IV Bonds"). (See note 5) These mortgage related investments and other collateral were purchased subject to the lien of the Indenture between RYMAC IV and the Trustee (the "RYMAC IV Indenture") pursuant to which the RYMAC IV Bonds were issued and subject to the rights of the Trustee and the bondholders thereunder. (See note 5) This series of seven purchase agreements grant to the Company certain additional rights with respect to the RYMAC IV Bonds, such as the right, if any, to substitute collateral, the right to direct the reinvestment of collateral proceeds and the right to call the related RYMAC IV Bonds. During the first and third quarters of 1993, the Company was able to conclude early redemptions of the RYMAC IV Series 1 and 2 Bonds ("Series 1" and "Series 2"), respectively. (See note 5)

At December 31, 1993 and 1992 the Company owned mortgage related investments with aggregate outstanding principal balances of $64,408 and $140,881, respectively, which provide for monthly principal and interest payments. These mortgage related investments bear interest at rates ranging from 7.75% to 12.00% and have scheduled maturity dates ranging from July 1, 2001 to April 1, 2017. The RMSC collateral bears a weighted average net rate of 10.62% and a weighted average maturity of 263 months.

(amounts in thousands except share data)
___________________________________________________________________________

Note 4 - Mortgage Related Investments (continued)

The Company held the following mortgage related investments as of December 31, 1993:

                                                                             Principal
                                                                             Amount of
                                                                               Loans
                                                                             Subject to
                                    Interest        Final                    Delinquent
                                      Rate         Maturity       Principal   Principal
Description                           Range        Date Range       Amount   or Interest
117 Pools of GNMA Certificates,    12.00%         6/15/2012 to
  39 of which were under $50                      8/15/2015        $ 13,744     None


150 Pools of FNMA Certificates,     7.75% to      7/01/2001 to
  31 of which were under $50       10.50%         4/01/2017          27,886     None

Mortgage loans secured by first
  liens on single family resi-
  dential properties, located
  primarily in California, 96 of
  which were over $100, 9 of
  which were between $50 and $100,
  and 1 of which was less than      9.25% to      8/01/2004 to
  $50 (excluding related premiums  12.00%        11/01/2019          22,778   $ 9,808
  of $418)

Total                                                              $ 64,408   $ 9,808

The RMSC collateral consists of mortgage loans, many of which have private mortgage insurance. In addition, the collateral has limited "pool" insurance. As of February 3, 1994, the two pool insurance policies covering the RMSC collateral have remaining 90% and 96% of their available loss limits, such amount totalling $22.8 million. Based upon this information, even with the high delinquency and foreclosure levels on the RMSC collateral, the Company anticipates no reduction to its cash flow as residual interest holder. The RMSC collateral is experiencing significant delinquencies. Delinquencies decreased from approximately $13.6 million (51 loans) at December 28, 1992 to $9.8 million (35 loans) at December 27, 1993; however, the percentage of delinquencies increased from 1992 to 1993 for both the number of loans and loan balances outstanding. The percentage of delinquent loans outstanding increased from 23% to 33% while delinquent loan balances outstanding increased from 23% to 39%. A foreclosure to the holder of the residual interest represents a prepayment upon disposition of the property. Even though a loan may be delinquent, the servicer is required to advance principal and interest on the loan until it returns to a current status or its disposition through foreclosure.

(amounts in thousands except share data)
___________________________________________________________________________

Note 4 - Mortgage Related Investments (continued)

The following is a summary of total mortgage related investments for the years ended December 31, 1993 and 1992:

                                                1993             1992
Balance at beginning of year                  $140,881         $329,830
Sales of Collateral                            (17,483)         (71,313)
Collections of principal                       (58,990)        (117,636)
Balance at end of year                        $ 64,408         $140,881


The sales of collateral were in connection with the redemption of the bonds of RYMAC IV, Series 1 and 2. (See note 5)

In accordance with FASB-107, the Company obtained prices as of December 31, 1993 from Bloomberg for the mortgage-backed securities collateralizing the Company's mortgage related investments. Although all of the GNMA and FNMA Certificates were trading at premiums to their face values as of December 31, 1993, as described in note 2, the premiums on these GNMA and FNMA certificates are only available to the Company under limited circumstances related to early redemption of specific series of bonds. In that regard, in January and September of 1993 the Company was able to effect an early redemption of the RYMAC IV Series 1 and Series 2 Bonds respectively, and thus obtain access to the market premiums on the Series 1 and 2 collateral consisting of both GNMA and FNMA Certificates. After providing for all expenses of the early redemptions, and recovery of the remaining discounts, the Company recorded a net gain of approximately $838.

Further, in March of 1994, the Company sold its ownership rights in Series 3 and 4 including the rights to excess cash flows until applicable Series call option dates, the rights to effecting the call options and the rights to the premiums, if any, existent on the underlying GNMA and FNMA certificates at future call dates. After providing for the expenses of these contractual assignments and expensing of the remaining premium on both Series, the Company expects to record a net gain of approximately $400.

For the remaining RYMAC IV Bond Series 7, 10 and 19, it is not currently anticipated that either call options or the contractual assignment of the Company's rights will be available to the Company. Using similar prepayment assumptions as for its Mortgage Derivative Securities, the Company estimates the fair value of the RYMAC IV Bond Series 7, 10 and 19 to be $17,869, which equals the carrying value at December 31, 1993. For the RMSC Bonds, based upon current and historical prepayment experience, the Company anticipates access to the call option or the contractual assignment of the Company's rights prior to June 30, 1994. The Company received price indications at December 31, 1993 regarding the RMSC collateral which would provide the Company a 3% premium at the call date or a price for the assignment of its contractual rights producing a value to the Company of approximately $23,800. During 1993 the Company recorded downward adjustments on Mortgage Related Investments of $769.

(amounts in thousands except share data)
___________________________________________________________________________

Note 5 - Funding Notes Payable

Funding notes payable represent limited recourse notes delivered to RYMAC IV as partial payment for the purchase of mortgage related investments and other collateral, and have payment terms the same as the related series of RYMAC IV Bonds. (See note 4) The funding notes payable consisted of five and seven multi-class series at December 31, 1993 and 1992, respectively, having stated maturities ranging from July 1, 2010 to May 1, 2017 and January 1, 2010 to May 1, 2017, respectively. The classes of each series of funding notes payable bear interest at fixed rates. The range of fixed rates at December 31, 1993 and 1992 were 8.250% to 11.200% and 7.375% to
13.000%, respectively.

Principal and interest payments on the mortgage related investments are used to make the monthly or quarterly payments on the funding notes payable. In addition, prepayments of the underlying mortgage related investments are passed through as prepayments of the funding notes payable so that the funding notes payable may be fully paid prior to their stated maturities.

During the first and third quarters of 1993, the Company called the RYMAC IV Series 1 and 2 Bonds. (See note 4)

In accordance with FASB-107, the Company obtained prices for its Funding Notes Payable as of December 31, 1993, from a dealer actively trading in RYMAC IV Bonds and other bonds of this type. Such bonds were trading at par or slight discounts to their face values as of December 31, 1993. Market discounts on trades of these obligations do not affect the Company. The Company's obligations for repayment of its Funding Notes Payable are at par through receipt of principal and interest payments on its mortgage related investments.

__________________________________________________________________________

Note 6 - CMOs Payable

CMOs payable represent the RMSC Bonds. (See note 4) The RMSC Bonds are secured by insured mortgage loans and other collateral. (See note 4) The RMSC Bonds consist of one multi-class series having classes with stated maturities ranging from March 25, 2019 to November 25, 2020. The classes of the RMSC Bonds bear interest at fixed annual rates. The range of fixed rates at December 31, 1993 and 1992 was 9.80% to 9.85% and 9.70% to 9.85%, respectively.

Principal and interest payments on the mortgage related investments are used to make the monthly payments on the CMOs payable. In addition, prepayments and proceeds from foreclosures on the underlying mortgage related investments are passed through as prepayments of the CMOs payable so that the CMOs payable may be fully paid prior to their stated maturities.

(amounts in thousands except share data)
___________________________________________________________________________

Note 6 - CMOs Payable (continued)

In accordance with FASB-107, the Company obtained prices for its CMOs Payable as of December 31, 1993, from a dealer actively trading in bonds of this type. Although RMSC Bond Classes D and E were trading at premiums to their face values as of December 31, 1993, as described in note 2, market premiums on trades of these obligations are not the responsibility of the Company. The Company's obligation for repayment of its CMOs Payable are only at par through receipt of principal and interest payments on its mortgage related investments.

__________________________________________________________________________

Note 7 - Notes Payable

As of December 31, 1993, the Company was a party to twelve separate repurchase agreements for borrowings of $3,814 which are collateralized by certain mortgage derivative securities. These repurchase agreements have interest rates ranging from 3.30% to 5.00% with maturities ranging from January 6, 1994 to April 4, 1994. At maturity dates, repurchase agreements are typically renewed for additional periods (usually one to twelve months). At December 31, 1993, $2,622 of such repurchase agreements was outstanding with Kidder Peabody and Company (nine separate repurchase agreements). These nine repurchase agreements were secured by the pledge of mortgage derivative securities with a carrying value of $4,820 and had an average weighted maturity of 57 days. At December 31, 1992, repurchase agreement borrowings were $14,258 under twelve separate repurchase agreements at rates ranging from 4.00% to 5.25% and maturities ranging from January 4, 1993 to June 14, 1993. If the borrowings under the repurchase agreements exceed a specified percentage of the collateral value, as determined by the lenders in their sole discretion, the lenders have the right to require either the repayment of a portion of the borrowings prior to maturity or the delivery of additional collateral.

The Company maintained a line of credit with a commercial bank for $5,000 with an expiration of March 31, 1993. During the process of documenting the line of credit renewal, the Company determined that the collateral pledged to the bank under the line of credit had substantially greater borrowing value to the Company in other financing arrangements, particularly repurchase agreements, than the value provided under the bank line of credit. Accordingly, the Company and the bank agreed to the release of the majority of the collateral pledged thereunder and the maintenance of a reduced line of credit of $250 with an expiration date of April 30, 1994, which availability is subject to periodic valuations of the remaining collateral. Amounts borrowed under this agreement bear interest at a rate of the prime rate plus 1.0%, and are collateralized by the pledge of the Company's ownership interests in the RYMAC IV Bonds and the RMSC Bonds. The availability under the line is limited to the value of collateral pledged to the bank. At December 31, 1993, no amount was outstanding and at December 31, 1992, $575 was borrowed under the line bearing interest at 6.5%.

(amounts in thousands except share data)
___________________________________________________________________________

Note 7 - Notes Payable (continued)


The following summarizes information related to the Company's short-term borrowings during 1993:

                                                          Maximum    Average    Weighted
                                             Weighted     Amount     Amount     Average
                                   Balance   Average   Outstanding Outstanding  Interest
                                   at End    Interest     During     During    Rate During
              Description         of Period    Rate        1993       1993        1993
            Line of Credit        $     0        0%     $ 2,368     $  254         6.86%
            Repurchase Agreements   3,814     4.27       14,258      7,653         4.50


__________________________________________________________________________________________

Note 8 - Federal Income Taxes and Distributions

As described in note 2, the Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of dividends to its stockholders, at least 95% of its taxable income. Because of the provisions of the Code applicable to the type of investments made by the Company, in the early years of the life of certain of the Company's initial investments (particularly investments made in connection with the Company's initial public offering, and to a lesser degree during 1989) taxable income exceeded net income. During the later years of such ownership Net Income will exceed REIT taxable income. The principal reason for such difference is that the Company reports income from its portfolio of mortgage related investments and mortgage derivative securities on the interest method for financial reporting purposes; however, for income tax purposes, the Company reports its proportionate share of the difference between interest income generated by the collateral and interest expense on the CMOs. More recent investments made by the Company and investments currently available in the market are typically structured so that taxable income and Net Income are similar during each reporting period. Over the life of a particular investment or security, taxable income and Net Income will be equal. In reporting periods where taxable income exceeds Net Income, stockholders' equity will be reduced by the amount of dividends in excess of Net Income in such period and will be increased by the excess of Net Income over dividends in future reporting periods.

During 1993 and 1992, the Company incurred both taxable losses and Net Losses. During 1992, the Company made distributions totalling $4,689 of which $4,175 represented the return of stockholders' investment, representing a reduction to Additional paid-in capital. Distributions of $208 for 1993 did not affect stockholders' investment.

(amounts in thousands except share data)
___________________________________________________________________________


Note 8 - Federal Income Taxes and Distributions (continued)

The Company estimates its taxable losses for 1992 and 1993 to aggregate approximately $28 million. Additionally, further tax losses are likely in 1994. During 1992 and 1993, the Company's investment in certain REMICs produced excess inclusion income of $514 and $213, respectively. Under the Code a REIT must generally distribute its excess inclusion income to its stockholders even though it has losses or deductions. Accordingly, if the Company were to report future excess inclusion income, it would be required to distribute such excess inclusion income as dividends even though it has an estimated net operating loss carryforward approximating $28 million.
The net operating losses can be carried forward to offset ordinary income of the Company for fifteen years after such loss is recognized.

The following table illustrates the reconciliation between Net Income, Accumulated Deficit and stockholders' investment, and the related per share data for the following periods:

                                                                    1993      1992
           Additional Paid-in-Capital
            at Beginning of Period                               $ 43,985   $ 48,160
           Accumulated Deficit
            at Beginning of Period                                (12,023)    (9,641)
           Net Loss                                               (25,624)    (1,868)
           Less:  Dividends Declared                                  208      4,689
           Additional Paid-in-Capital
            at End of Period                                     $ 43,985   $ 43,985
           Accumulated Deficit
            at End of Period                                      (37,855)   (12,023)
           Per Share:
           Net Loss                                                $(4.92)    $(0.36)
           Dividends Declared                                      $ 0.04      $ .90



______________________________________________________________________________________


Note 9 - Related Party Transactions

Pursuant to the Management Agreement which expired on March 31, 1992, NVRMMP was responsible for the day-to-day operations of the Company and performed all services and activities of the Company subject to the supervision of the Company's Board of Directors. As compensation for these services, NVRMMP received a base management fee plus incentive compensation based upon certain levels of performance.

At the expiration of the Management Agreement, the Company and NVRMMP reached an agreement pursuant to which, among other things, the employees of NVRMMP's affiliate that had devoted a substantial amount of time on behalf of NVRMMP to the operation of the Company became employees of the Company. In consideration therefor, the Company agreed, among other things, to make payments to NVRMMP for each of the Company's fiscal quarters for the period April 1, 1992 through March 31, 1994, in an amount equal to 50% of the amount by which the fee that would have been paid to

(amounts in thousands except share data)
___________________________________________________________________________

Note 9 - Related Party Transactions (continued)

NVRMMP under the Management Agreement for each such quarter (based on the assets of the Company as of March 31, 1992) exceeds the audited pre-tax deductible expenses of the Company for such quarter (exclusive of certain expenses relating to any offerings by the Company of its securities). For the period April 1, 1992 through June 29, 1993, no amounts were due NVRMMP. Since both the Company and NVRMMP anticipated that for the remaining term of the agreement (ending March 31, 1994) no amounts would be owing NVRMMP, the Company and NVRMMP terminated their agreement on June 29, 1993. As such, the Company is no longer responsible for any future payments to NVRMMP.

Pursuant to the Purchase Agreements between the Company and RYMAC IV (see note 4), $64 has been withheld from amounts released from the lien of the RYMAC IV Indenture, retained by RYMAC IV and deposited in escrow to be used for payment of expenses of the CMOs secured by certain of the mortgage related investments purchased by the Company. In addition, at December 31, 1993, the Company had incurred $43 of CMO administration fees which were paid to RYMAC IV under the terms of the Purchase Agreements.

An affiliate of NVRMMP performs the servicing for the mortgage loans underlying certain of the mortgage related investments owned by the Company.

___________________________________________________________________________

Note 10 - Employee Benefits

The Company's Board of Directors has established a Salary Reduction-Simplified Employee Pension Program ("SAR-SEP") for its full-time employees. A SAR-SEP is a minimal administration 408-K Plan (similar to a 401-K) for companies with fewer than 25 employees.

For 1993, the Company contributed 3% of gross compensation and has established the same minimum contribution for 1994. Company contributions to the plan may vary and the Company is not required to continue the program. Employee contributions are based upon established formulas under the Employee Retirement Income Security Act ("ERISA") rules governing 408-K Plans.

(amounts in thousands except share data)
___________________________________________________________________________


Note 11 - Quarterly Financial Data (unaudited)

                                      Quarter
                            First   Second    Third   Fourth     Year
       1993
      Operating Results
      Revenues(1)         $(1,524) $(2,959) $(3,463) $(5,642) $(13,588)
      Expenses              3,800    3,303    2,867    2,066    12,036
      Net Loss             (5,324)  (6,262)  (6,330)  (7,708)  (25,624)

      Net Loss
      per share            $(1.02)  $(1.20)  $(1.22)  $(1.48)   $(4.92)

      Dividends               -        -        -      $0.04     $0.04

      Other Information

      10 Year Treasury(2)    6.25%    5.97%    5.60%    5.60%     5.86%
      1 Month LIBOR(3)       3.12     3.11     3.11     3.18      3.13

           1992
      Operating Results
      Revenues(1)         $10,252  $ 4,433  $ 5,868  $ 1,308   $21,861
      Expenses              7,188    6,378    5,402    4,761    23,729
      Net Income (loss)     3,064   (1,945)     466   (3,453)   (1,868)

      Net Income (loss)
      per share             $0.59   $(0.37)   $0.09   $(0.67)   $(0.36)

      Dividends             $0.40    $0.40    $0.05    $0.05     $0.90

      Other Information

      10 Year Treasury(2)    7.30%    7.37%    6.61%    6.73%     6.99%
      1 Month LIBOR(3)       4.16     3.91     3.32     3.34      3.69



1     Includes downward valuation adjustment to the carrying value of the Company's assets and for 1993, the cumulative effect of a change in accounting principle.  (See notes
      2, 3 and 4)

2     Quarterly 10 Year Treasury figures are based upon the daily average while the yearly figures are based upon the weekly average.  (Source:  Bloomberg Financial System)

3     Quarterly 1-Month LIBOR figures are based upon the daily average while the yearly figures are based upon the weekly average.  (Source: Bloomberg Financial System)


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

            None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

            The information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1994 Annual Meeting of
Stockholders to be held on or about May 25, 1994.

Item 11.  Executive Compensation.

            The information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1994 Annual Meeting of
Stockholders to be held on or about May 25, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

            The information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1994 Annual Meeting of
Stockholders to be held on or about May 25, 1994.

Item 13.  Certain Relationships and Related Transactions.

            The information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1994 Annual Meeting of
Stockholders to be held on or about May 25, 1994.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports
          On Form 8-K.

            (a)  Documents filed as part of this Report:

            1.  The following financial statements are included in
     Part II, Item 8 of this Form 10-K:

            Independent Auditors' Report
            Consolidated Balance Sheets
            Consolidated Statements of Revenues and Expenses
            Consolidated Statements of Stockholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

            2.  Financial statement schedules required:

            None

            3. The following exhibits are included as part of this Form 10-K:

Exhibit No.                Description                   Page No.
3.1         Amended and Restated Articles of
            Incorporation of the Company
            (incorporated by reference to
            Exhibit 3.1 to Amendment No. 1
            to the Company's Registration
            Statement No. 33-22891 on Form S-11).

3.1.1       Articles of Amendment to Amended and
            Restated Articles of Incorporation
            of the Company (incorporated by reference to Exhibit 3.1.1 to the Company's Form
            10-K for the year ended December 31, 1990).

3.2.1       Amended and Restated By-laws of the
            Company (incorporated by reference
            to Exhibit 3.2 to Amendment No. 1
            to the Company's Registration
            Statement No. 33-22891 on Form S-11).

3.2.2       Amendment to By-laws of the Company
            (incorporated by reference to
            Exhibit 3.2.1 to Amendment No. 2 to
            the Company's Registration Statement
            No. 33-22891 on Form S-11).

10.1        Purchase Agreement dated as of
            August 30, 1988 among the Company,
            RMI I and RYMAC IV with respect to
            collateral securing RYMAC IV's Series
            3 Bonds (incorporated by reference to
            Exhibit 10.3 to the Company's Form
            10-Q for the quarter ended
            September 30, 1988).

10.2        Purchase Agreement dated as of
            August 30, 1988 among the Company,
            RMI I and RYMAC IV with respect to
            collateral securing RYMAC IV's Series
            4 Bonds (incorporated by reference to
            Exhibit 10.4 to the Company's Form
            10-Q for the quarter ended
            September 30, 1988).




10.3        Purchase Agreement dated as of
            August 30, 1988 among the Company,
            RMI I and RYMAC IV with respect to
            collateral securing RYMAC IV's Series
            7 Bonds (incorporated by reference to
            Exhibit 10.5 to the Company's Form
            10-Q for the quarter ended
            September 30, 1988).

10.4        Purchase Agreement dated as of
            August 30, 1988 among the Company,
            RMI I and RYMAC IV with respect to
            collateral securing RYMAC IV's Series
            10 Bonds (incorporated by reference
            to Exhibit 10.6 to the Company's Form
            10-Q for the quarter ended
            September 30, 1988).

10.5        Purchase Agreement dated as of
            August 30, 1988 among the Company,
            RMI I and RYMAC IV with respect to
            collateral securing RYMAC IV's Series
            19 Bonds (incorporated by reference to
            Exhibit 10.7 to the Company's Form
            10-Q for the quarter ended
            September 30, 1988).

10.6        First Amendment to Purchase Agreements
            dated as of September 23, 1989 among the Company, RMI I and RYMAC IV (incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarter ended
            March 31, 1989).

10.7        Residual Bond Purchase Agreement dated
            as of September 30, 1988 between NVR
            Mortgage L.P. and the Company
            (incorporated by reference to Exhibit
            10.21 to the Company's Form 10-Q for the quarter ended September 30, 1988).

10.8        Agreement for Sale of Residual Interest
            dated as of November 29, 1989 among the
            Company, RMI II, Ryland Mortgage
            Securities Corporation and Ryland
            Acceptance Corporation with respect to
            collateral securing Ryland Mortgage
            Securities Corporation's Collateralized
            Mortgage Bonds, Series 89-6 (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended
            December 31, 1989).


10.9        Amended and Restated Investment Guidelines
            (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1991).


10.10 Agreement dated as of March 31, 1992 between the Company and NVR Mortgage Management
            Partnership, NVR Mortgage Management, Inc.,
            NVR Mortgage L.P., Ryan Securities, Inc., and NVR, L.P. (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1992).

10.11       Limited Waiver and Fourth Amendment to
            Amended and Restated Revolving Credit
            Agreement dated as of August 31, 1992
            between the Company and Pittsburgh National
            Bank (incorporated by reference to Exhibit
            10.17 to the Company's Form 10-K for the year ended December 31, 1992).

10.12       Limited Waiver and Fifth Amendment to
            Amended and Restated Revolving Credit
            Agreement dated as of December 30, 1992
            between the Company and Pittsburgh National
            Bank (incorporated by reference to Exhibit
            10.18 to the Company's Form 10-K for the year ended December 31, 1992).

10.13       Sixth Amendment to Amended and Restated
            Revolving Credit Agreement dated as of
            January 21, 1993 between the Company, RMI I,
            RMI II and Pittsburgh National Bank
            (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1992).

10.14       Settlement Agreement dated as of June 29,
            1993 by and among the Company, NVR Mortgage
            Management Partnership, NVR Mortgage L.P.,
            Ryan Securities, Inc., NVR L.P., NVR
            Mortgage Management, Inc., Ryan Financial
            Services, Inc., Ryan Mortgage Acceptance
            Corporation IV, and RMI I (incorporated by reference to Exhibit 99 to the Company's
            Form 10-Q for the quarterly period ended
            June 30, 1993).

10.15       Seventh Amendment to Amended and Restated
            Revolving Credit Agreement dated as of June
            16, 1993 between the Company and PNC Bank,
            National Association, formerly Pittsburgh
            National Bank.

10.16       Eighth Amendment to Amended and Restated
            Revolving Credit Agreement dated as of
            September 15, 1993 by and among the Company, RMI I, and PNC Bank, National Association.

20          Notice to stockholders regarding Dividend
            Reinvestment Plan (incorporated by
            reference to Exhibit 21 to the Company's
            Form 10-K for the year ended December 31,
            1988).

99.1        Dividend Reinvestment Plan of the
            Company (incorporated by reference to
            Exhibit 28.1 to the Company's Form 10-K
            for the year ended December 31, 1988).

99.2        Dividend Reinvestment Service Agreement
            dated December 13, 1988 between the
            Company and Maryland National Bank
            (incorporated by reference to Exhibit
            28.2 to the Company's Form 10-K for the
            year ended December 31, 1988).

            (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this Report.
                                      SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        RYMAC MORTGAGE INVESTMENT CORPORATION


                  By:        /s/ Richard R. Conte
                       Richard R. Conte, Chief Executive Officer

Date:  March 24, 1994

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                Title                          Date
 /s/ Richard R. Conte               Chairman of the
Richard R. Conte                    Board of Directors,
                                    Chief Executive
                                    Officer and Principal
                                    Financial Officer              March 24, 1994

 /s/ Ronald L. Temple               President, Chief
Ronald L. Temple                    Operating Officer and
                                    Director                       March 24, 1994



/s/ Edward S. Babbitt, Jr.          Director                       March 24, 1994
Edward S. Babbitt, Jr.



/s/ Joseph P. Berghold              Director                       March 24, 1994
Joseph P. Berghold



/s/ Spencer B. Burke                Director                       March 24, 1994
Spencer B. Burke





[Signatures continued on next page.]



[Signatures continued from previous page.]




/s/ James C. Chaplin, IV            Director                 March 24, 1994
James C. Chaplin, IV



/s/ Malcolm M. Prine                Director                 March 24, 1994
Malcolm M. Prine



/s/ Hay Walker, IV                  Director                 March 24, 1994
Hay Walker, IV

