Form 10-Q
period 1994-03-31
RYMAC MORTGAGE INVESTMENT CORP
filed 1994-05-11
CIK 835669

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.  20549

                                         __________

                                          FORM 10-Q


(Mark One)
{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1994

                                             OR

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                            Commission file number    1-10001

                 RYMAC MORTGAGE INVESTMENT CORPORATION
         (Exact Name of Registrant as Specified in Its Charter)


           Maryland                                   25-1577534
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)


         500 Market Street, Suite 600, Steubenville, Ohio  43952
(Address of Principal Executive Offices)                 (Zip Code)


(Registrant's Telephone Number, Including Area Code) (614) 284-6960


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  xx   No ____

Number of shares of common stock, $.01 par value, outstanding as of May 11, 1994: 5,210,600

                            RYMAC MORTGAGE INVESTMENT CORPORATION
                                          FORM 10-Q
                                            INDEX


                                                                         Page Number
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Consolidated Balance Sheets as of
                March 31, 1994 (unaudited)
                and December 31, 1993                                           3

              Consolidated Statements of Revenues and
                Expenses (unaudited) for the three
                months ended March 31, 1994 and 1993                            4

              Consolidated Statements of Cash Flows
                (unaudited) for the three months ended
                March 31, 1994 and 1993                                         5

              Notes to Consolidated Financial Statements
                (unaudited)                                                     6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                     15


PART II.  OTHER INFORMATION                                                    23

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to Vote of Security
              Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES                                                                     24



Part I.  Financial Information

Item 1.  Financial Statements

                            RYMAC MORTGAGE INVESTMENT CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                          (amounts in thousands except share data)



                                                        March 31, 1994   December 31, 1993
                                                          (Unaudited)
ASSETS
 Real estate investments:
  Mortgage related investments plus net premiums
   of $432 and $840 (note 4)                                 $ 35,141          $ 65,248
  Mortgage derivative securities (notes 2 and 3)                6,486             7,161
                                                               41,627            72,409

  Cash                                                          2,860             1,695
  Funds held by trustee                                         2,494             1,347
  Receivables on mortgage related investments                   2,086             5,139
  Receivables on mortgage derivative securities                   270               469
  Other assets                                                     18                38
                                                             $ 49,355          $ 81,097

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Funding notes payable (note 5)                              $ 18,485          $ 44,892
 CMOs payable (note 6)                                         19,987            25,042
 Accrued interest on funding notes
  and CMOs payable                                                668               584
 Notes payable (note 7)                                         3,365             3,814
 Dividends payable                                                  -               208
 Other liabilities                                                313               375
                                                               42,818            74,915

COMMITMENTS AND CONTINGENCIES (notes 2,3 and 7)

STOCKHOLDERS' EQUITY

 Common stock:  par value $.01 per share
  50,000,000 shares authorized
  5,210,600 issued and outstanding at March 31, 1994,
   and December 31, 1993                                           52                52
  Additional paid-in capital                                   43,985            43,985
  Accumulated Deficit (note 8)                                (37,500)          (37,855)
                                                                6,537             6,182
                                                             $ 49,355          $ 81,097







See notes to consolidated financial statements.

Part I.  Financial Information

Item 1.  Financial Statements (continued)


                            RYMAC MORTGAGE INVESTMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                         (UNAUDITED)
                     FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                          (amounts in thousands except share data)





                                                        1994              1993
REVENUES

  Interest:
    Mortgage related investments                       $ 1,143           $ 3,084
    Mortgage derivative securities                         201            (4,901)
    Temporary investments                                   12                46
  Gain on the sale of mortgage related investments         582               234
  Other                                                     13                13
                                                         1,951            (1,524)

EXPENSES

  Interest on funding notes payable                        756             1,976
  Interest on CMOs payable                                 543             1,228
  Interest on notes payable                                 42               144
  General and Administrative                               255               452
                                                         1,596             3,800

  Net Income (loss) (note 8)                           $   355           $(5,324)

  Net Income (loss) per share                          $  0.07           $ (1.02)

  Weighted average number of common
    shares outstanding                               5,211,000         5,211,000










See notes to consolidated financial statements.


Part I.  Financial Information

Item 1.  Financial Statements (continued)

                            RYMAC MORTGAGE INVESTMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                          (amounts in thousands except share data)




                                                          1994        1993
Operating Activities:
  Net Income (loss) (note 8)                           $    355    $ (5,324)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of net premium on mortgage
      related investments                                   408        (381)
    Amortization of premiums on
      mortgage derivative securities                        585       7,875
    Interest accrued and added to funding notes
      payable                                                69          63
    Decrease in interest receivable on
      mortgage related investments                          296         257
    Decrease/(increase) in interest receivable on
      mortgage derivative securities                        177        (386)
    Increase in accrued interest on
      funding notes payable and CMOs payable                 84       1,068
    Decrease in accrued expenses payable                   (270)       (182)
    Other, net                                               20          (9)
  Net cash provided by operating activities               1,724       2,981

Investing Activities:
  Principal payments on mortgage related investments     32,456      28,847
  Increase in funds held by trustee                      (1,147)     (4,149)
  Principal payments on funding notes payable           (26,476)    (14,110)
  Principal payments on CMOs payable                     (5,055)     (9,774)
  Principal payments on mortgage derivative
   securities                                               112       1,029
  Net cash provided by/(used in) investing
   activities                                              (110)      1,843

Financing Activities:
  Net repayments of notes payable                          (449)     (5,057)
  Dividends paid                                            -           -
  Net cash used in financing activities                    (449)     (5,057)

Net increase/(decrease) in cash                           1,165        (233)
Cash at beginning of period                               1,695         636

Cash at end of period                                   $ 2,860    $    403

Supplemental disclosure of cash flow information:
  Interest paid (net of amounts added to funding
  notes payable)                                        $ 1,171    $  2,254
  First quarter dividends declared                      $     0    $      0






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

In response to the Company's earnings difficulties and reduced cash flows from its investment portfolio, the Company is currently pursuing several financing transactions and investigating the possibility of engaging in a new complementary business. To date, no satisfactory transaction has been negotiated or new business implemented. If the Company is unable to successfully institute any of the above-mentioned plans, the Company's ability to re-establish an investment portfolio would be impaired, causing the Company to evaluate actions that would include a merger or other business combination with another entity or an orderly liquidation of future excess cash receipts to stockholders.
___________________________________________________________________________

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

(amounts in thousands except share data)
___________________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

While the Company believes its prepayment assumptions are appropriate, if higher prepayment speeds had been used in the Company's assumptions, the results of the asset valuations would result in further downward asset valuation adjustments.

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

The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 115 ("FASB-115"), "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993.

The Company elected to apply FASB-115 effective December 31, 1993. FASB-115 requires that impaired investments be carried at fair market value. The EITF has concluded that an impairment to value under FASB-115 has occurred if the future cash flows, discounted at a risk free rate (the yield associated with a U.S. Treasury Security with a maturity approximating the average life of the future cash flows from the Company's portfolio of investments), are less than the investment's carrying value.

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

At March 31, 1994 and December 31, 1993, the Company had investments in Mortgage Derivative Securities as set forth below:

           PORTFOLIO OF MORTGAGE DERIVATIVE SECURITIES        March 31, December 31,
                                                                1994       1993
           _________________________________________________________________________
           Collateralized Mortgage Obligation Trust 39
             ("CMOT 39")                                       $   412   $   466
           Collateralized Mortgage Obligation Trust 46
             ("CMOT 46")                                            55        81
           Collateralized Mortgage Obligation Trust 47
           ("CMOT 47")                                             726       864
           FNMA REMIC Trust 1988-7 ("FNMA 1988-7")                 147       177
                   -  Trust 1988-11 ("FNMA 1988-11")               433       467
                   -  Trust 1988-14 ("FNMA 1988-14")               763       843
                   -  Trust 1990-09 Class H ("FNMA 1990-09")       911       989
                   -  Trust 1991-163 Class SA ("FNMA 1991-163")    859       930
           FNMA Stripped Mortgage-Backed Securities
                  Trust 127 ("FNMA 127")                           607       646
           FHLMC Multi-Class Mortgage Participation
             Certificates
             (Guaranteed)
                  - Series 2 ("FHLMC 2")                          189        202
                  - Series 21 ("FHLMC 21")                          8         11
                  - Series 1235 Class L ("FHLMC 1235")            470        509
                  - Series 1248 Class H ("FHLMC 1248")            847        914
           Cornerstone Mortgage Investment
             Group II, Inc.
                  - Series 13 ("Cornerstone 13")                   36         38
                  - Series 14 ("Cornerstone 14")                   23         24
           ______________________________________________________________________________
                                                              $ 6,486    $ 7,161
           ______________________________________________________________________________

(amounts in thousands except share data)
___________________________________________________________________________

Note 3 - Mortgage Derivative Securities (continued)

The Company makes valuation adjustments at quarterly dates based upon assumptions as to mortgage prepayment speeds, interest rates and discount rates reflective of then current financial markets. The Company adopted FASB-115 effective December 31, 1993. (See note 2) FASB-115 incorporates a discounted cash flow valuation approach whereas EITF 89-4 was based upon future expected undiscounted cash flows.

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

On September 23, 1988, the Company purchased from Ryan Mortgage Acceptance Corporation IV ("RYMAC IV"), certain GNMA certificates and FNMA certificates and other collateral owned by RYMAC IV and pledged to secure RYMAC IV's Mortgage Collateralized Bonds Series 3, 4, 7, 10, and 19 (collectively the "RYMAC IV Bonds"). (See note 5) These mortgage related investments and other collateral were purchased subject to the lien of the Indenture between RYMAC IV and the Trustee (the "RYMAC IV Indenture") pursuant to which the RYMAC IV Bonds were issued and subject to the rights of the Trustee and the bondholders thereunder. (See note 5) This series of five purchase agreements grants to the Company certain additional rights with respect to the RYMAC IV Bonds, such as the right, if any, to substitute collateral, the right to direct the reinvestment of collateral proceeds and the right to call the related RYMAC IV Bonds.

(amounts in thousands except share data)
___________________________________________________________________________

Note 4 - Mortgage Related Investments (continued)

During the first quarter of 1994, the Company sold its ownership rights in the RYMAC IV Series 3 and 4 Bonds ("Series 3" and "Series 4", respectively), for a net gain of approximately $582. (See note 5) For the remaining RYMAC IV Bond Series 7, 10 and 19, it is not currently anticipated that either call options or the contractual assignment of the Company's rights will be available to the Company. For the RMSC Bonds, based upon current and historical prepayment experience, the Company anticipates access to the call option or the contractual assignment of the Company's rights prior to June 30, 1994.

At March 31, 1994 and December 31, 1993, the Company owned mortgage related investments with aggregate outstanding principal balances of $33,726 and $64,408, respectively, which provide for monthly principal and interest payments. The RYMAC IV collateral bears interest at rates ranging from 7.75% to 10.50% and have scheduled maturity dates ranging from July 1, 2001 to April 1, 2017. The RMSC collateral bears a weighted average net rate of 10.63% and a weighted average maturity of 261 months.
___________________________________________________________________________

Note 5 - Funding Notes Payable

Funding notes payable represent limited recourse notes delivered to RYMAC IV as partial payment for the purchase of mortgage related investments and other collateral and have payment terms the same as the related series of RYMAC IV Bonds. (See note 4) The funding notes payable consisted of three and five multi-class series at March 31, 1994 and December 31, 1993, respectively, having stated maturities ranging from July 1, 2010 to May 1, 2017. The classes of each series of funding notes payable bear interest at fixed rates. The range of fixed rates at March 31, 1994 and December 31, 1993 were 8.25% to 9.45% and 8.25% to 11.20%, respectively.

Principal and interest payments on the mortgage related investments are used to make the monthly or quarterly payments on the funding notes payable. In addition, prepayments of the underlying mortgage related investments are passed through as prepayments of the funding notes payable so that the funding notes payable may be fully paid prior to their stated maturities.

During the first quarter of 1994, the Company sold its ownership interest in the RYMAC IV Series 3 and 4 Bonds. (See note 4)
___________________________________________________________________________

Note 6 - CMOs Payable

CMOs payable represent the RMSC Bonds. (See note 4) The RMSC Bonds are secured by insured mortgage loans and other collateral. The RMSC Bonds consist of one multi-class series having classes with stated maturities ranging from March 25, 2019 to November 25, 2020. The classes of the RMSC Bonds bear interest at fixed annual rates. The range of fixed rates at March 31, 1994 and December 31, 1993 was 9.80% to 9.85%.

(amounts in thousands except share data)
___________________________________________________________________________

Note 6 - CMOs Payable (continued)

Principal and interest payments on the mortgage related investments are used to make the monthly payments on the CMOs payable. In addition, prepayments and proceeds from foreclosures on the underlying mortgage related investments are passed through as prepayments of the CMOs payable so that the CMOs payable may be fully paid prior to their stated maturities.
__________________________________________________________________________

Note 7 - Notes Payable

At March 31, 1994, the Company was a party to thirteen separate repurchase agreements for borrowings of $3,365 which are collateralized by certain mortgage derivative securities. These repurchase agreements have interest rates ranging from 3.5% to 5.0% with maturities ranging from April 4, 1994 to April 29, 1994. At maturity dates, repurchase agreements are typically renewed for additional periods (usually one to twelve months). At March 31, 1994, $2,181 of such repurchase agreements was outstanding with Kidder Peabody and Company (eleven separate repurchase agreements). These eleven repurchase agreements were secured by the pledge of mortgage derivative securities with a carrying value of $4,909 and had an average weighted maturity of 6.4 days. At December 31, 1993, repurchase agreement borrowings were $3,814 under twelve separate repurchase agreements at rates ranging from 3.3% to 5.0% and maturities ranging from January 6, 1994 to April 4, 1994. If the borrowings under the repurchase agreements exceed a specified percentage of the collateral value, as determined by the lenders in their sole discretion, the lenders have the right to require either the repayment of a portion of the borrowings prior to maturity or the delivery of additional collateral.

The Company maintained a line of credit with a commercial bank for $250 with an expiration of April 30, 1994, which availability was subject to periodic valuations of the remaining collateral. Amounts borrowed under this agreement were charged interest at a rate of the prime rate plus 1.0%, and were collateralized by the pledge of the Company's ownership interests in the RYMAC IV Bonds and the RMSC Bonds. The availability under the line was limited to the value of collateral pledged to the bank. At March 31, 1994 and December 31, 1993, no amounts were outstanding under the line. Upon expiration of the agreement, the Company elected not to renew the line of credit.

The following summarizes information related to the Company's short-term borrowings during 1994:

                                                          Maximum    Average    Weighted
                                             Weighted     Amount     Amount     Average
                                   Balance   Average   Outstanding Outstanding  Interest
                                   at End    Interest     During     During    Rate During
              Description         of Period    Rate       Period     Period      Period
            Line of Credit        $     0        0%     $     0     $    0            0%
            Repurchase Agreements   3,365     4.38        4,108      3,805         4.43

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

The following table illustrates the reconciliation between Net Income and Accumulated Deficit and the related per share data for the three months ended March 31, 1994:

                                                                    1994
           Accumulated Deficit
            at Beginning of Period                               $(37,855)
           Net Income                                                 355
           Less:  Dividends Declared                                  -
           Accumulated Deficit
            at End of Period                                     $(37,500)
           Per Share:
           Net Income                                            $   0.07
           Dividends Declared                                    $    -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(amounts in thousands except share data)
___________________________________________________________________________


Note 9 - Employee Benefits

The Company's Board of Directors has established a Salary Reduction-
Simplified Employee Pension Program ("SAR-SEP") for its full-time employees.
A SAR-SEP is a minimal administration 408-K Plan (similar to a 401-K) for companies with fewer than 25 employees.

For 1994, the Company has established a minimum contribution of 3% of gross compensation. Company contributions to the plan may vary and the Company is not required to continue the program. Employee contributions are based upon established formulas under the Employee Retirement Income Security Act
("ERISA") rules governing 408-K Plans.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

INVESTMENT PHILOSOPHY AND INVESTMENT ACTIVITIES

The Company's portfolio of investments is sensitive to changes in interest rates and mortgage prepayments. The lowest mortgage interest rate levels in 20 years were reached in 1992 and continued to 25 year lows in the fourth quarter of 1993, resulting in unprecedented mortgage refinancings and therefore accelerated mortgage prepayments. As a result of the high level and extended duration of these high prepayments, earnings and cash flow from the Company's current investments have been, and continue to be, adversely impacted. For a substantial number of individual assets, earnings and cash flows have been permanently impaired and will not recover if prepayments return to more historical levels. In addition, the Company has been unable to sell any substantial portion of its portfolio of investments at acceptable prices, thus limiting acquisition of replacement or additional investments.

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

However, since June of 1992, mortgage rates at recent historical lows resulted in extraordinarily rapid and sustained levels of residential mortgage prepayments. As a direct result, the Company's Investments have generated reduced interest and dividend earnings and as the duration of high levels of prepayments continued, the Company's cash flows from returns of investment principal and interest and dividend earnings have also been severely impaired and sufficient only to reduce the Company's borrowings (including margin calls), pay operating expenses and fund minimal dividend distributions to stockholders during the second half of 1992 and all of 1993. As such, no new investments have been added to the Company's portfolio since May 1992.

The current prolonged period of rapid prepayments, which continued through the first quarter of 1994, results in 1) reduced cash flows because of the substantially diminished size of the mortgage pools underlying the Company's Investments and 2) declining market values of the Company's Investments which simultaneously reduces the financing value of these same assets. (See "Liquidity and Capital
Resources") As a result, during the second half of 1992, all of 1993 and through the early months of 1994, the Company has not purchased any new assets.


In response to its reduced cash flows, the Company has been pursuing leveraged financings that would increment cash flows to the Company. However, due to continued adverse market conditions and competing products with terms to investors more favorable than can be provided by the Company, leveraged financing negotiations have been unsuccessful. Additionally, the Company continues to pursue other business activities that would not be sensitive to the risks of high levels of mortgage prepayments.

FUTURE PROSPECTS

While the Company continues to seek acceptable financing opportunities and pursue investment activities that are not susceptible to the risks of mortgage prepayments, it intends to further reduce operating expenses while considering making selective new investments from its limited current cash flow.

If the Company is unable to successfully institute the above mentioned plans, the Company's ability to re-establish an investment portfolio would be significantly impaired. As such, the Company is also evaluating actions that would include a merger or other business combination with another entity or an orderly liquidation of future excess cash receipts to stockholders. A continuation of prepayment speeds at or near current levels extending into the third quarter of 1994 will further significantly reduce future cash flow availability. However, if prepayment speeds slow substantially within the same period, the amount of cash flow available from the current portfolio of investments would be stabilized.

Although the Company's portfolio of investments continues to produce cash flows and the Company reported net income for the three month period ended March 31, 1994 (see "Results of Operations"), the Company continues to incur tax losses that approximated $28 million for the two-year period ended December 31, 1993. Additionally, tax losses for the first quarter of 1994 are estimated to be $2,000,000.

Absent the existence of future excess inclusion income, future cash flows from the Company's current portfolio of investments will represent, to a large degree, return of investment principal
(basis) to the Company and not taxable income required to be distributed as dividends to stockholders. Additionally, the Company's estimated tax loss carryforward of $30 million as of March 31, 1994 can be utilized to offset future taxable income generated from the contemplated investment activities (see
"Investment Philosophy and Investment Activities") before the
Company's earnings again become taxable and result in the requirement for dividend payments. Should the contemplated investment activities be successful, the Company would be in a tax position to use cash flows to rebuild the Company's investment portfolio prior to resuming taxable dividend payments.





DIVIDEND POLICY

In accordance with the Code, the Company is required to distribute at least 95% of its taxable income to its stockholders each year in order to maintain its status as a REIT. Dividends paid for a fiscal year in excess of the Company's taxable income are reported as a return of capital to the Company's stock- holders, except as provided below.

Some of the Company's investments constitute REMIC residual interests. Certain of these residual interests produce "excess inclusion" income during the fiscal year. The Code requires that excess inclusion income be included in a taxpayer's income even though the taxpayer has losses that would otherwise offset such income. As a result, the Company could have taxable income from excess inclusions in a taxable year even though it has losses from other investments that would normally be sufficient to offset the amount of such excess inclusion income. The Company is required to distribute the taxable income representing excess inclusions to meet its 95% distribution requirement and to avoid a corporate level tax on such income. When such income is distributed to a stockholder, the stockholder will have taxable income, rather than a return of capital, equal to its share of such excess inclusion income during the fiscal year. The Company reported for fiscal
1993 that all distributions paid in 1993 represented excess inclusion income. (See note 8 of Notes to Consolidated Financial
Statements) For a stockholder, generally excess inclusion income cannot be offset by losses.

On March 29, 1994, the Company announced that no dividend would be paid for the quarter ended March 31, 1994. In making such announcement, the Company determined that the prevailing low interest rate environment continues to impact the Company's taxable income and that any distribution at the current time would likely represent a return of stockholders' capital, except for excess inclusion distributions, and could reduce the Company's future earnings potential.

RESULTS OF OPERATIONS

For the three months ended March 31, 1994, as compared to 1993's comparable period, the Company's Net Income increased from $(5,324,000) to $355,000. However, this increase was primarily attributable to a substantial writedown in asset values during the prior period and the non-recurring sale of two of the Company's
Mortgage Related Investments during the current period.

At December 31, 1993, the Company first applied Financial
Accounting Standard No. 115 ("FASB-115"). FASB-115 requires that impaired investments be carried at fair market value, and as such, all of the Company's Mortgage Derivative Securities were affected at 1993 year end. Prior to the adoption of FASB-115 at December
31, 1993, such investments were carried at values equivalent to their estimated future nominal monetary value, in accordance with EITF 89-4. (See note 2 of Notes to Consolidated Financial
Statements) With the December 1993 fair value analysis on these investments, the Company was able to recognize in 1994's first quarter a rate of return of approximately 12% on these same investments. This income recognition, in combination with increased gains on the sales of ownership interests, resulted in the Company recognizing net income for the quarter ended March 31, 1994.

Statement of Revenues and Expenses

Net Income (loss), as calculated in accordance with generally accepted accounting principles ("GAAP") and as presented in the accompanying consolidated financial statements, was $355,000, or $0.07 per share, for the three months ended March 31, 1994 as compared with $(5,324,000), or $(1.02) per share, for the three months ended March 31, 1993.

The primary reason for the significant difference in income between periods results from the writedown of assets during the three months ended March 31, 1993. Such adjustments totalled approximately $5,893,000. No such writedowns were required for the three month period ended March 31, 1994.

GAAP requires the Company to periodically evaluate its Investments based upon current and expected future mortgage prepayment speeds, interest rates and market discount rates. (See note 2 of Notes to Consolidated Financial Statements) Such valuation adjustments are reflected as a reduction of interest revenues in the Company's
Consolidated Statements of Revenues and Expenses. The assumptions used to value assets at the end of each quarter take into consideration the actual mortgage prepayment speeds experienced for each asset through the end of the quarterly period, market expectations of future prepayment speeds for the mortgages backing each asset, and effective for quarterly dates of December 31, 1993 and later, the application of a market discount rate to future cash flows. If prepayment speeds were to continue at levels higher than market expectations, market expectations of future mortgage prepayment speeds increase beyond current anticipated levels, or the market discount rate applied was increased, additional reductions in the value of the Company's Investments would be necessary.

The Company derives its income (loss) primarily from its investments in Mortgage Derivative Securities. The Company's portfolio contains several types of mortgage derivative securities.
For each security that the Company purchases, it receives the right to certain designated cash flows from these securities. Due to the nature of these securities, income calculated in accordance with the Code ("Taxable Income") and income calculated in accordance with GAAP ("Net Income") are not always identical for any particular period, particularly when mortgage prepayment speeds are exceedingly rapid, as has been the case since early in 1992, or exceedingly slow.






The rapid prepayment environment experienced is reflected in the substantial differences between Taxable Loss and Net Income (loss).


                                   Three Months Ended March 31,
                                       1994           1993

Net Income (loss)                  $   355,000   $(5,324,000)
Estimated Taxable Loss             $(2,000,000)  $(  996,000)

Net Income (loss) per share           $ 0.07        $(1.02)
Estimated Taxable Loss
  per share                           $(0.38)       $(0.19)


In addition to the absence of asset writedowns in the first quarter of 1994, the other factors contributing to the $5,694,000 increase in Net Income between periods are 1) an increase in the gains recognized from sales of mortgage related investments, 2) a decrease in interest expense on funding notes, CMOs and notes payable and 3) a reduction in general and administrative expenses.
These changes, when combined with the decrease in interest revenue on mortgage related investments, provided for the substantial increment in the Company's Net Income.

Interest revenue on Mortgage Related Investments decreased from $3,084,000 for the months ended March 31, 1993 to $1,143,000 for the three months ended March 31, 1994, as a result of the substantial reduction in Mortgage Related Investments on the Company's Balance Sheet between December 31, 1993 and March 31,
1994 discussed below.  Interest revenue on Mortgage Derivative
Securities was $(4,901,000) for the three months ended March 31, 1993 as compared to $201,000 for the three months ended March 31, 1994. The increase in interest revenue on Mortgage Derivative
Securities was attributable to writedowns of $5,859,000 which occurred for 1993's first quarter. These writedowns are deducted from Mortgage Derivative Securities interest revenues. There were no writedowns for 1994's first quarter. There was also a general increase in interest earnings on that same asset category resulting from the application of 12% yields effective for the first quarter of 1994.

For the three months ended March 31, 1993, the Company recorded a gain on the early redemption of RYMAC IV Series 1 of $234,000, while for the three months ended March 31, 1994, the Company recorded a gain of $582,000 on the sale of its ownership rights in RYMAC IV Series 3 and 4. The difference in sales gains represents an increase in Net Income of $348,000. Without the gain recorded from the sale of ownership rights in RYMAC IV Series 3 and 4, the Company would have reported a slight loss for 1994's first quarter.

Interest expense on Funding Notes and CMOs Payable decreased from $3,204,000 to $1,299,000 for the three months ended March 31, 1993 and 1994, respectively, as a result of the offsetting balance sheet decline of Funding Notes and CMOs Payable discussed below. First quarter operating expenses (includes "Interest on Notes Payable"

and "General and Administrative") decreased from $596,000 for 1993 to $297,000 for the comparable period in 1994. This decrease between periods of $299,000 was the result of reduced interest expense on Notes Payable of $102,000, as the Company repaid substantial amounts under repurchase agreements during 1993 and 1994, and a reduction in General and Administrative Expenses of $197,000, as the Company reduced costs in response to the deterioration of its investment portfolio.

Balance Sheet

The Company's assets declined during the three month period ended
March 31, 1994 by $31,742,000, to a total of $49,355,000 at March
31, 1994.  This decrease is attributable to the Company's Mortgage
Related Investments declining during the three month period from $65,248,000 to $35,141,000, a decrease of $30,107,000. This reduction is primarily the result of 1) the sale, during February
1994, of the ownership rights to the RYMAC IV Bond Series 3 and 4 in order to take advantage of market premiums on the underlying mortgage collateral of each of these series (such sales reduced
Mortgage Related Investments by approximately $22,911,000), 2) substantial prepayments on collateral underlying the Company's remaining Mortgage Related Investments and 3) to a much lesser extent, regularly scheduled principal payments on the underlying mortgage collateral. Such prepayments and scheduled principal payments further reduced Mortgage Related Investments by approximately $7,196,000.

These asset reductions were matched by a corresponding decrease in the related liability accounts, Funding Notes Payable and CMOs
Payable, from $69,934,000 to $38,472,000, or a decrease of $31,462,000, as returned principal on the underlying mortgages was used to retire outstanding obligations secured by such mortgages.

Mortgage Derivative Securities decreased from $7,161,000 at
December 31, 1993 to $6,486,000 at March 31, 1994, a decrease of
$675,000, reflecting the amortization of premium and return of principal basis of the assets held in this category.

Funds held by trustee increased from $1,347,000 at March 31, 1993 to $2,494,000 at March 31, 1994. This category of assets represents the receipt of monthly mortgage payments awaiting further payment (reduction) of Funding Notes and CMOs Payable at a future date.

Receivables on Mortgage Related Investments and Mortgage Derivative
Securities declined from $5,608,000 at December 31, 1993 to
$2,356,000, a decrease of $3,252,000, reflective of the substantial drop in the corresponding assets, Mortgage Related Investments and Mortgage Derivative Securities, of $30,782,000.

Notes Payable decreased from $3,814,000 at December 31, 1993 to
$3,365,000 at March 31, 1994. At both dates, Notes Payable consists solely of repurchase agreements outstanding. Such
$449,000 decrease in leverage was the result of dealer margin calls under repurchase agreements, all of which were met with cash payments.

The Company's Accumulated Deficit declined from $(37,855,000) at
March 31, 1993 to $(37,500,000) at March 31, 1994.  Since the
Company declared no dividend distribution for 1994's first quarter, the entire amount of its Net Income of $355,000 served to reduce its Accumulated Deficit.

EXPENSES AND USE OF BORROWED FUNDS

Operating expenses (Interest on Notes Payable and General and
Administrative) were $297,000 for the three months ended March 31, 1994 versus $596,000 for the three months ended March 31, 1993, a decline of $299,000. The components of this decrease in Operating expenses include: 1) significantly reduced interest costs on Notes
Payable, which decreased from $144,000 in 1993's first quarter to only $42,000 for 1994's first quarter, as Notes Payable on the Balance Sheet declined from $9,776,000 to $3,365,000 between March
31, 1993 and March 31, 1994 primarily due to dealer margin calls, and 2) a decrease of General and Administrative Expenses from $452,000 in 1993's first quarter to $255,000 in 1994's corresponding period, a decline of $197,000 as part of an expense reduction program on the part of the Company in response to the deterioration of its investment portfolio.

The Company has used the proceeds from repurchase agreements to fund a portion of its portfolio of Mortgage Derivative Securities.
(See notes 3 and 7 of Notes to Consolidated Financial Statements and "Liquidity and Capital Resources") The Company had maintained a line of credit used to fund day-to-day operating needs and in past periods to also temporarily fund acquisitions of new investments pending negotiation of repurchase agreements or awaiting return of invested principal. During 1993 the Company reduced its line of credit availability from $5,000,000 to $250,000
(see "Liquidity and Capital Resources") due to its ability to use available collateral more efficiently in repurchase agreement financings. In the second half of 1993 and through the first quarter of 1994, the Company had no borrowings under its $250,000 line of credit which expired at April 30, 1994 and will not be renewed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a party to various repurchase agreements, the proceeds of which have been used to acquire Mortgage Derivative
Securities.  (See notes 3 and 7 of Notes to Consolidated Financial
Statements) At December 31, 1993 and March 31, 1994, the Company had outstanding under repurchase agreements $3,814,000 with maturities ranging from January 6, 1994 to April 4, 1994, and
$3,365,000 with maturities ranging from April 4, 1994 to April 29,
1994, respectively. The repurchase agreements are secured by substantially all of the Company's Mortgage Derivative Securities.
The repurchase agreements bear interest at rates ranging from 3.50% to 5.00% at March 31, 1994 and are adjusted periodically according to current market levels.

The Company had maintained a line of credit with a commercial bank for $250,000 which expired on April 30, 1994 and, at the Company's election, will not be renewed. The Company's decision to allow its line of credit to expire was based upon the sale during the first quarter of 1994 of two of the assets used to collateralize the line of credit and the insignificant borrowing value that the remaining collateral would support.

At March 31, 1994, the total amount borrowed by the Company was $3,365,000 while at December 31, 1993 the total amount borrowed was $3,814,000. Such borrowings represented 51% and 62%, respectively, of stockholders' equity at March 31, 1994 and December 31, 1993.
The Company is currently subject to a limitation on the amount of total borrowings of $25,000,000 pursuant to a policy adopted by its Board of Directors in March 1992, although such amount is substantially in excess of the Company's currently available credit sources.

During the period from June 8, 1992 through March 31, 1994, the
Company was subject to various margin calls from the dealers with whom it had repurchase agreements. These margin calls, totalling
$18,691,000, are the result of periodic dealer revaluations of the Mortgage Derivative Securities pledged by the Company to se- cure such borrowings. The extraordinarily high level of mortgage prepayments in the marketplace caused dealers to reassess the value of their collateral and call upon the Company to reduce the borrowings outstanding. The Company has met all such repayment requirements primarily through either the use of cash flows from its portfolio of investments or the pledging of unencumbered assets. Future repayment of margin calls, if any, would be met through the use of current cash flows from the Company's portfolio of investments. Any failure to meet any such margin calls could result in the liquidation of the margined collateral.

At March 31, 1994, the Company has pledged substantially all of its Mortgage Derivative Securities to secure repurchase agreement outstandings. Since dealers have reduced the financing value of these Mortgage Derivative Securities to minimum levels through margin calls, the Company believes that cash flows from the Company's current investment portfolio will be sufficient to enable the Company to meet its current and anticipated liquidity needs.
Recently, Wall Street dealers have reduced substantially their estimates of future prepayments on the mortgage collateral underlying the Company's Mortgage Derivative Securities resulting in an increase in financing value on several of the Company's assets. At the current time, this increased financing value represents a source of additional liquidity to the Company.

DISCUSSION OF PREPAYMENTS

Beginning early 1992 and through the early portion of 1994, the mortgage markets have experienced a period of unusually rapid and unprecedented prepayments. This phenomenon has been the result of residential mortgage interest rates reaching, in four different periods, their lowest levels in over twenty years. These low levels of mortgage interest rates have caused large numbers of homeowners to refinance their existing mortgages to take advantage of reduced monthly payments resulting from reduced interest costs.
High levels of mortgage refinancings continued through 1994's first quarter.


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

Interest rates dropped even further in early 1993 and continued a steady decline into the September-October 1993 time period, reaching at that point a twenty-five year low. The result was a renewed escalation of refinancing applications and resultant record setting prepayment levels on mortgage-backed securities. However, during the late fourth quarter of 1993 and into the first quarter
1994, increasing indications of heightened economic activity caused a substantial upward movement in interest rates, particularly longer term rates, and a slowdown in new refinancing applications.
For the months of February and March 1994, refinancing application statistics are beginning to suggest a slowing of prepayment speeds based upon the increased rates now applicable to new mortgage applications. Wall Street dealer projections of future prepayment speeds are also suggestive of a slowing in prepayment speeds.
Nevertheless, prepayment levels are still high compared with historical standards and continue to produce adverse affects on the Company's earnings and, since certain of the Company's assets have been permanently impaired, reductions in prepayment speeds will not materially positively affect such assets.

Due to the extended duration of high prepayment levels, the cash flows from certain of the Company's assets have been permanently reduced. Should the current trend toward slower prepayment speeds continue, however, remaining cash flows from a large number of the Company's assets could be stabilized and for several assets future cash flows could increase slightly.

Part II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are included as part of this Form 10-Q.

             None

         (b) Reports on Form 8-K

             Form 8-K was filed during the first quarter of 1994 on February 10, 1994, reflecting
             "Item 5 - Other Events" as the Company
             implemented Financial Accounting Standard
             No. 115.






                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      RYMAC MORTGAGE INVESTMENT CORPORATION


                      BY:  /s/ Richard R. Conte
                          Richard R. Conte, Chairman of the
                          Board, Chief Executive Officer and
                          Principal Financial Officer


                           /s/ Ronald L. Temple
                          Ronald L. Temple
                          President and Chief Operating Officer









Dated:  May 11, 1994
















