Form 10-Q
period 1994-06-30
RYMAC MORTGAGE INVESTMENT CORP
filed 1994-08-10
CIK 835669

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   __________

                                    FORM 10-Q


(Mark One)
{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1994

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


(Registrant's Telephone No., Including Area Code) (614) 284-6960



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  xx   No ____

Number of shares of common stock, $.01 par value, outstanding as of August 10, 1994:  5,210,600

                      RYMAC MORTGAGE INVESTMENT CORPORATION
                                    FORM 10-Q
                                      INDEX




                                                                   Page Number
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of
                June 30, 1994 (unaudited)
                and December 31, 1993                                    3

              Consolidated Statements of Revenues and
                Expenses (unaudited) for the three and
                six months ended June 30, 1994 and 1993                  4

              Consolidated Statements of Cash Flows
                (unaudited) for the six months ended
                June 30, 1994 and 1993                                   5

              Notes to Consolidated Financial Statements
                (unaudited)                                              6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              16


PART II.  OTHER INFORMATION                                             27

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to Vote of Security
              Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES                                                              28

Part I.  Financial Information

Item 1.  Financial Statements

                            RYMAC MORTGAGE INVESTMENT CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                          (amounts in thousands except share data)


                                                        June 30, 1994   December 31, 1993
                                                          (Unaudited)
ASSETS
 Real estate investments:
  Mortgage related investments plus net premiums
   of $31 and $840 (note 4)                                  $ 13,995          $ 65,248
  Mortgage derivative securities less valuation
   allowance of $65 for 1994 (notes 2 and 3)                    6,012             7,161
                                                               20,007            72,409

  Cash                                                          2,443             1,695
  Funds held by trustee                                         2,046             1,347
  Receivables on mortgage related investments                     428             5,139
  Receivables on mortgage derivative securities                   201               469
  Other assets                                                     18                38
                                                             $ 25,143          $ 81,097

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Funding notes payable (note 5)                              $ 15,897          $ 44,892
 CMOs payable (note 6)                                              -            25,042
 Accrued interest on funding notes
  and CMOs payable                                                429               584
 Notes payable (note 7)                                         2,256             3,814
 Dividends payable                                                  -               208
 Other liabilities                                                214               375
                                                               18,796            74,915

COMMITMENTS AND CONTINGENCIES (notes 2,3 and 7)

STOCKHOLDERS' EQUITY

 Common stock:  par value $.01 per share
  50,000,000 shares authorized
  5,210,600 issued and outstanding at June 30, 1994,
   and December 31, 1993                                           52                52
  Additional paid-in capital                                   43,985            43,985
  Accumulated Deficit (note 8)                                (37,690)          (37,855)
                                                                6,347             6,182
                                                             $ 25,143          $ 81,097







See notes to consolidated financial statements.

Part I.  Financial Information

Item 1.  Financial Statements (continued)


                            RYMAC MORTGAGE INVESTMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                         (UNAUDITED)
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 3O, 1994 AND 1993

                          (amounts in thousands except share data)




                                            Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                             1994         1993        1994        1993


REVENUES
  Interest:
    Mortgage related investments          $   483      $  2,585    $   1,626   $  5,669
    Mortgage derivative securities            289        (5,592)         490    (10,493)
    Provision for investment losses           (98)           -           (98)        -
    Temporary investments                      10            39           22         85
  Gain(net)/(loss) on the sale of mortgage
    related investments                      (134)           -           448        234
  Other                                        26             9           39         22
                                              576        (2,959)       2,527     (4,483)


EXPENSES

  Interest on funding notes payable           355         1,791        1,111      3,767
  Interest on CMOs payable                    164         1,021          707      2,249
  Interest on notes payable                    33            98           75        242
  General and Administrative                  214           393          469        845
                                              766         3,303        2,362      7,103

  Net Income (loss) (note 8)              $  (190)     $ (6,262)   $     165   $(11,586)

  Net Income (loss) per share             $ (0.04)     $  (1.20)   $    0.03   $  (2.22)
  Weighted average number of common
    shares outstanding                    5,211,000    5,211,000   5,211,000   5,211,000









See notes to consolidated financial statements.


Part I.  Financial Information

Item 1.  Financial Statements (continued)

                            RYMAC MORTGAGE INVESTMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                          (amounts in thousands except share data)



                                                          1994        1993
Operating Activities:
  Net Income (loss) (note 8)                           $    165    $(11,586)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of net premium on mortgage
      related investments                                   809         (86)
    Amortization of premiums on
      mortgage derivative securities                        917      15,580
    Interest accrued and added to funding notes
      payable                                               324         564
    Decrease in interest receivable on
      mortgage related investments                          490         393
    Decrease/(increase) in interest receivable on
      mortgage derivative securities                        229        (235)
    Increase/(decrease) in accrued interest on
      funding notes payable and CMOs payable               (155)        577
    Decrease in accrued expenses payable                   (369)       (322)
    Other, net                                               85          (1)
  Net cash provided by operating activities               2,495       4,884

Investing Activities:
  Principal payments on mortgage related investments     54,665      44,744
  Increase in funds held by trustee                      (  699)     (4,130)
  Principal payments on funding notes payable           (29,319)    (22,118)
  Principal payments on CMOs payable                    (25,042)    (17,708)
  Principal payments on mortgage derivative
   securities                                               206       2,061
  Net cash provided by/(used in) investing
   activities                                              (189)      2,849

Financing Activities:
  Net repayments of notes payable                        (1,558)     (7,264)
  Net cash used in financing activities                  (1,558)     (7,264)

Net increase in cash                                        748         469
Cash at beginning of period                               1,695         636

Cash at end of period                                   $ 2,443    $  1,105

Supplemental disclosure of cash flow information:
  Interest paid (net of amounts added to funding
  notes payable)                                        $ 1,752    $  5,211
  Second quarter dividends declared                     $     0    $      0






See notes to consolidated financial statements.



RYMAC MORTGAGE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share data)
_________________________________________________________________

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

In response to the Company's earnings difficulties and reduced cash flows from its investment portfolio, the Company is currently implementing actions to begin alternative investment activities and is evaluating several business combination proposals that effectively utilize the Company's tax loss position. (See Management's Discussion and Analysis - "Investment Philosophy and Investment Activities" and "Future Prospects"). To date, actions necessary to begin the alternative investment activities are incomplete and no successful business combination has been negotiated. If the Company is unable to successfully institute any of the above mentioned plans, the Company's ability to re-establish an investment portfolio would be impaired, causing the Company to evaluate actions that would include an orderly distribution of future excess cash receipts to stockholders.
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of RMIC and its wholly-owned subsidiaries RMI and RMII. All intercompany balances and transactions have been eliminated in consolidation.

Mortgage Related Investments

Mortgage related investments are carried at their outstanding principal balance, plus or minus the applicable premium or discount. The net premium on mortgage related investments is amortized over the estimated lives of the investments using the interest method. (See note 4)

(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

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

The Company elected to apply FASB-115 effective December 31, 1993. FASB-115 requires that impaired investments be carried at fair market value. The EITF has concluded that an impairment to value under FASB-115 has occurred if the future cash flows, discounted at a risk free rate (the yield associated with a U.S. Treasury

(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

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

Net Income (Loss) Per Share

Net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period.
_________________________________________________________________

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

Most residual bonds are structured so as to entitle the holder to receive a proportionate share of the excess (if any) of payments received from the collateral pledged to secure such bonds and the other related classes, together with the reinvestment income thereon, over amounts required to make debt service payments on such CMOs and to pay related administrative expenses. In connection with these investments, the Company acquired no other

(amounts in thousands except share data)
_________________________________________________________________

Note 3 - Mortgage Derivative Securities (continued)

rights relating to the collateral pledged to secure its mortgage derivative securities. Most residual certificates are structured so as to entitle the Company to receive a specified percentage of the distributions generated from the pool of assets comprising the trust funds of which the certificates evidence an interest.

At June 30, 1994 and December 31, 1993, the Company had investments in Mortgage Derivative Securities (computed in accordance with FASB-115) as set forth below:


     PORTFOLIO OF MORTGAGE DERIVATIVE SECURITIES        June 30,  December 31,
                                                          1994       1993
     _______________________________________________________________________
     Collateralized Mortgage Obligation Trust 39
       ("CMOT 39")                                       $   372   $    466
     Collateralized Mortgage Obligation Trust 46
       ("CMOT 46")                                            -          81
     Collateralized Mortgage Obligation Trust 47
       ("CMOT 47")                                           710        864
     FNMA REMIC Trust 1988-7 ("FNMA 1988-7")                 127        177
             -  Trust 1988-11 ("FNMA 1988-11")               419        467
             -  Trust 1988-14 ("FNMA 1988-14")               709        843
             -  Trust 1990-09 Class H ("FNMA 1990-09")       859        989
             -  Trust 1991-163 Class SA ("FNMA 1991-163")    815        930
     FNMA Stripped Mortgage-Backed Securities
            Trust 127 ("FNMA 127")                           583        646
     FHLMC Multi-Class Mortgage Participation
       Certificates
       (Guaranteed)
             - Series 2 ("FHLMC 2")                          179        202
             - Series 21 ("FHLMC 21")                         -          11
             - Series 1235 Class L ("FHLMC 1235")            443        509
             - Series 1248 Class H ("FHLMC 1248")            805        914
     Cornerstone Mortgage Investment
       Group II, Inc.
             - Series 13 ("Cornerstone 13")                   34         38
             - Series 14 ("Cornerstone 14")                   22         24
     _______________________________________________________________________
                                                          $ 6,077    $ 7,161
     _______________________________________________________________________

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

(amounts in thousands except share data)
_________________________________________________________________

Note 3 - Mortgage Derivative Securities (continued)

Under FASB-115, future cash flows are discounted at a rate reflective of market yields for assets of the type held by the Company. At December 31, 1993, the Company applied a discount rate of 12% to the cash flows for its portfolio of Mortgage Derivative Securities. In 1994 the Company established a valuation reserve account.

Substantially all of the Company's mortgage derivative securities have been pledged as collateral for repurchase agreements as described in note 7.
_________________________________________________________________

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

On September 23, 1988, the Company purchased from Ryan Mortgage Acceptance Corporation IV ("RYMAC IV"), certain GNMA certificates and FNMA certificates and other collateral owned by RYMAC IV and pledged to secure RYMAC IV's Mortgage Collateralized Bonds Series 3, 4, 7, 10, and 19 (collectively the "RYMAC IV Bonds"). (See note
5) These mortgage related investments and other collateral were purchased subject to the lien of the Indenture between RYMAC IV and the Trustee (the "RYMAC IV Indenture") pursuant to which the RYMAC IV Bonds were issued and subject to the rights of the Trustee and the bondholders thereunder. (See note 5) This series of five purchase agreements grants to the Company certain additional rights

(amounts in thousands except share data)
_________________________________________________________________

Note 4 - Mortgage Related Investments (continued)

with respect to the RYMAC IV Bonds, such as the right, if any, to substitute collateral, the right to direct the reinvestment of collateral proceeds and the right to call the related RYMAC IV
Bonds.

During the first quarter of 1994, the Company sold its ownership rights in the RYMAC IV Series 3 and 4 Bonds ("Series 3" and "Series 4", respectively), for a net gain of approximately $582. (See note
5) For the remaining RYMAC IV Bond Series 7, 10 and 19, it is not currently anticipated that either call options or the contractual assignment of the Company's rights will be available to the Company. The Company assigned its ownership rights in the RMSC Bonds to a third party during the second quarter for a net loss of approximately $134.

At June 30, 1994 and December 31, 1993, the Company owned mortgage related investments with aggregate outstanding principal balances of $13,964 and $64,408, respectively, which provide for monthly principal and interest payments. The RYMAC IV collateral bears interest at rates ranging from 7.75% to 10.50% and have scheduled maturity dates ranging from July 1, 2001 to April 1, 2017.
_________________________________________________________________

Note 5 - Funding Notes Payable

Funding notes payable represent limited recourse notes delivered to RYMAC IV as partial payment for the purchase of mortgage related investments and other collateral and have payment terms the same as the related series of RYMAC IV Bonds. (See note 4) The funding notes payable consisted of three and five multi-class series at June 30, 1994 and December 31, 1993, respectively, having stated maturities ranging from August 1, 2010 to May 1, 2017. The classes of each series of funding notes payable bear interest at fixed rates. The range of fixed rates at June 30, 1994 and December 31, 1993 were 8.25% to 9.45% and 8.25% to 11.20%, respectively.

Principal and interest payments on the mortgage related investments are used to make the monthly or quarterly payments on the funding notes payable. In addition, prepayments of the underlying mortgage related investments are passed through as prepayments of the funding notes payable so that the funding notes payable may be fully paid prior to their stated maturities.

(amounts in thousands except share data)
_________________________________________________________________

Note 5 - Funding Notes Payable  (continued)

During the first quarter of 1994, the Company sold its ownership interest in the RYMAC IV Series 3 and 4 Bonds.  (See note 4)
_________________________________________________________________

Note 6 - CMOs Payable

CMOs payable represented the RMSC Bonds. (See note 4) The RMSC Bonds, secured by insured mortgage loans and other collateral, consisted of one multi-class series with each class bearing interest at fixed annual rates. The range of fixed rates at December 31, 1993 was 9.80% to 9.85%. The RMSC Bonds were sold during May 1994. (See note 4)

_________________________________________________________________

Note 7 - Notes Payable

At June 30, 1994, the Company was a party to thirteen separate repurchase agreements for borrowings of $2,256 which are collateralized by certain mortgage derivative securities. These repurchase agreements have interest rates ranging from 4.375% to 5.500% with maturities ranging from July 5, 1994 to July 18, 1994. At maturity dates, repurchase agreements are typically renewed for additional periods (usually one to twelve months). At June 30, 1994, $1,072 of such repurchase agreements were outstanding with Kidder Peabody and Company (eleven separate repurchase agreements). These eleven repurchase agreements were secured by the pledge of mortgage derivative securities with a carrying value of $4,579 and had an average weighted maturity of 15.1 days. At December 31, 1993, repurchase agreement borrowings were $3,814 under twelve separate repurchase agreements at rates ranging from 3.3% to 5.0% and maturities ranging from January 6, 1994 to April 4, 1994. If the borrowings under the repurchase agreements exceed a specified percentage of the collateral value, as determined by the lenders in their sole discretion, the lenders have the right to require either the repayment of a portion of the borrowings prior to maturity or the delivery of additional collateral.

The Company maintained a line of credit with a commercial bank for $250 with an expiration of April 30, 1994, which availability was subject to periodic valuations of the pledged collateral.

(amounts in thousands except share data)
_________________________________________________________________

Note 7 - Notes Payable  (continued)

Amounts borrowed under this agreement were charged interest at a rate of the prime rate plus 1.0%, and were collateralized by the pledge of the Company's ownership interests in the RYMAC IV Bonds and the RMSC Bonds. The availability under the line was limited to the value of collateral pledged to the bank. At December 31, 1993, no amounts were outstanding under the line. Upon expiration of the agreement, the Company elected not to renew the line of credit.

The following summarizes information related to the Company's short-term borrowings during the second quarter of 1994:

                                           Maximum      Average     Weighted
                               Weighted     Amount       Amount     Average
                    Balance    Average   Outstanding  Outstanding   Interest
                    at End     Interest     During       During    Rate During
                   of Period     Rate       Period       Period      Period
Repurchase
 Agreements          $2,256      4.91%      $3,365       $2,166       4.68%


__________________________________________________________________


Note 8 - Federal Income Taxes and Distributions

As described in note 2, the Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of dividends to its stockholders, at least 95% of its taxable income. Because of the provisions of the Code applicable to the type of investments made by the Company, in the early years of the life of certain of the Company's initial investments (particularly investments made in connection with the Company's initial public offering, and to a lesser degree during 1989) taxable income exceeded net income. During the later years of such ownership Net Income will exceed REIT taxable income. The principal reason for such difference is that the Company reports income from its portfolio of mortgage related investments and mortgage derivative securities on the interest method for financial reporting purposes; however, for income tax purposes, the Company reports its proportionate share of

(amounts in thousands except share data)
_________________________________________________________________

Note 8 - Federal Income Taxes and Distributions  (continued)

the difference between interest income generated by the collateral and interest expense on the CMOs. More recent investments made by the Company and investments currently available in the market are typically structured so that taxable income and Net Income are similar during each reporting period. Over the life of a particular investment or security, taxable income and Net Income will be equal. In reporting periods where taxable income exceeds Net Income, stockholders' equity will be reduced by the amount of dividends in excess of Net Income in such period and will be increased by the excess of Net Income over dividends in future reporting periods.

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

The following table illustrates the reconciliation between Net
Income and Accumulated Deficit and the related per share data for the three months ended June 30, 1994:


                                                              1994
     Accumulated Deficit
      at Beginning of Period                               $(37,500)
     Net Loss                                                  (190)
     Less:  Dividends Declared                                  -
     Accumulated Deficit
      at End of Period                                     $(37,690)
     Per Share:
     Net Loss                                              $  (0.04)
     Dividends Declared                                    $    -


(amounts in thousands except share data)
_________________________________________________________________

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

INVESTMENT PHILOSOPHY AND INVESTMENT ACTIVITIES

The Company's historical and current portfolio of investments is sensitive to changes in interest rates and mortgage prepayments. The lowest mortgage interest rate levels in 20 years were reached in 1992 and continued to 25 year lows in the fourth quarter of 1993, resulting in unprecedented mortgage refinancings and therefore accelerated mortgage prepayments. As a result of the high level and extended duration of these prepayments, earnings and cash flow from the Company's current investments have been, and continue to be, adversely impacted. For a majority of the assets, earnings and cash flows have been permanently impaired and will not recover as prepayments return to more historical levels. In addition, the Company has been unable to sell any substantial portion of its portfolio of investments at acceptable prices, thus limiting acquisition of replacement or additional investments.

During the period from the Company's inception in 1988 through early 1992, mortgage interest rate levels and prepayment speeds remained within levels existent from 1970 to early 1992. Historically, cash received from the Company's portfolio of mortgage related investments and mortgage derivative securities (collectively, "Investments") represented interest and dividend earnings and the return of investment principal (basis) and were used to 1) pay operating expenses and 2) make dividend distributions to stockholders. Cash flow amounts representing returns of principal on investments were used to 1) repay Company borrowings, including margin calls on repurchase agreements, and 2) make suitable new investments for the Company's portfolio.

However, between June of 1992 and early 1994, mortgage rates at recent historical lows resulted in extraordinarily rapid and sustained levels of residential mortgage prepayments. As a direct result, the Company's Investments generated reduced interest and dividend earnings and as the duration of high levels of prepayments continued during such period, the Company's cash flows from returns of investment principal and interest and dividend earnings have also been severely impaired and sufficient only to reduce the Company's borrowings (including margin calls), pay operating expenses and fund minimal dividend distributions to stockholders. As such, no new investments have been added to the Company's portfolio since May 1992.

This prolonged period of rapid prepayments resulted in 1) reduced cash flows due to the substantially diminished size of the mortgage pools underlying the Company's Investments and 2) declining market values of the Company's Investments which simultaneously reduced the financing value of such assets. (See "Liquidity and Capital Resources") As a result, during the second half of 1992, all of

1993 and through the first six months of 1994, the Company has not purchased any new assets. New purchases of mortgage derivative securities are currently restricted to those specifically approved by the Company's Board of Directors.


FUTURE PROSPECTS

The future prospects of the Company are affected significantly by mortgage refinancing and prepayment activity. As of mid July 1994, the Mortgage Bankers Refinancing Index, an indicator of mortgage refinancing activity, declined to a level of 114, its lowest level since November 1990. The Index reached an all-time high level of 1727 in September 1993. Fixed rate 30 year mortgages have risen to a range of 8.10-8.90%, reducing refinancing applications to 11% of new mortgage applications, as compared to 50-70% of applications at points during the two year refinancing boom of early 1992 through early 1994. Fixed rate 30 year mortgage loans had been available at yields below 7% in the third and fourth quarters of 1993.

As a result of the decline in refinancing activity described above, mortgage prepayment speeds for most mortgage coupon levels have fallen substantially since the first quarter of 1994. These decreases in prepayment speeds and dealer projections of further declines in prepayment levels should result in a stabilization of the Company's remaining cash flows on a majority of its assets. However, the extended duration of historically high and unprecedented prepayments has permanently reduced the level of cash flows and earnings from the same assets, and the Company does not expect any significant increase in cash flows or earnings from its current portfolio. Nevertheless, a stabilization of cash flows will increase the time available to the Company to evaluate and implement available opportunities.

Simultaneously, the Company has further reduced operating expenses in the second quarter of 1994 to include all areas of Company expenditures, particularly employment costs, consulting fees, officer compensation, communications/information expenses and Directors' fees (as of April 4, 1994, the annual fee payable to members of the Company's Board of Directors was reduced to $1.00 per year). The Company has reduced operating expenses by approximately 70% since early 1993.

The Company believes that reduced but stable cash flows from the current portfolio, substantially reduced operating expenses and a current cash reserve of approximately $2,300,000 will enable the Company to 1) implement the new investment strategy described below and 2) evaluate various business combinations that would effectively utilize the Company's current tax loss position. If successful, both the new investment activity and a potential business combination would add substantial earning assets to the Company's investment portfolio. Any new assets are not likely to be subject to the risks of mortgage prepayments.

In response to its reduced cash flows, the Company has been pursuing alternative investment opportunities, including, in particular, the acquisition and financing of tax sale certificates on residential and commercial properties that would increase cash flow to the Company. To date, the actions necessary to begin the alternative investment activities are incomplete.

The Company believes that it will benefit from the prepayment speed decreases described above in "Investment Philosophy and Investment Activities" as the monthly cash flow from its portfolio of investments stabilizes and dealer margin calls on remaining borrowings are expected to become less onerous. With the expectation of a period of more stable mortgage market performance, the Company expects to implement the alternative investment activity involving the acquisition of tax sale certificates as described above, and is also evaluating several business combination proposals that would effectively utilize its tax loss position.

Any new investment activity by the Company involving the acquisition of tax lien certificates will likely include incremental borrowings by the Company and exposure to market risks. It is the Company's intention to incur only non-recourse debt in connection with any such investments by means of a pledge of the underlying assets acquired and subordination of the Company's cash investment in the new assets. The Company believes that use of conservative underwriting standards should serve to mitigate market risks in the newly acquired assets.

No assurances can be given regarding the successful implementation of the Company's new investment activity, given its dependence upon financial market conditions, the availability of assets that meet established underwriting criteria, the successful negotiation of a servicing contract, the existence of market competition and the successful placement of non-recourse debt. Similarly, any business combination is subject to extensive negotiations of an economic, financial, and legal nature and to changes in general market
conditions.   If the Company is unable to successfully institute
its tax sale certificates investment activity or a business combination, as described above, the Company's ability to re-establish and conduct an investment business would be significantly impaired. Under such circumstances, the Company would consider an orderly liquidation of its current assets and distribution of resulting net proceeds to stockholders. The market for mortgage derivatives, which represents the majority of the Company's investment portfolio, is currently very weak. Buyers of mortgage derivatives are demanding excessive yields which results in unsatisfactory sale prices for these types of assets. Under these market conditions, the Company believes that greater value to stockholders would be produced through the periodic payout of cash flows received from the assets in combination with specific asset sales at future dates should prices improve.

As a result of operating losses, the Company accumulated substantial tax loss carryforwards during 1992, 1993, and into 1994, currently estimated at $31,000,000. Absent the existence of future excess inclusion income (see "Dividend Policy"), future cash flows from the Company's current portfolio of investments would represent, to a large degree, return of investment principal (basis) to the Company and not taxable income required to be distributed as dividends to stockholders. Additionally, the Company's estimated tax loss carryforward of $31 million as of June 30, 1994 can be utilized to offset future taxable income generated from the contemplated activities before the Company's earnings again become taxable and result in the requirement for dividend payments. Should the contemplated investment activities be successful, the Company would be in a tax position to use cash flows to rebuild the Company's investment portfolio prior to resuming taxable dividend payments.

DIVIDEND POLICY

In accordance with the Code, the Company is required to distribute at least 95% of its taxable income to its stockholders each year in order to maintain its status as a REIT. Dividends paid for a fiscal year in excess of the Company's taxable income are reported as a return of capital to the Company's stockholders, except as provided below.

Some of the Company's investments constitute REMIC residual interests. Certain of these residual interests may produce "excess inclusion" income during the fiscal year. The Code requires that excess inclusion income be included in a taxpayer's income even though the taxpayer has losses that would otherwise offset such income. As a result, the Company could have taxable income from excess inclusions in a taxable year even though it has losses from other investments that would normally be sufficient to offset the amount of such excess inclusion income. The Company is required to distribute the taxable income representing excess inclusions to meet its 95% distribution requirement and to avoid a corporate level tax on such income. When such income is distributed to a stockholder, the stockholder will have taxable income, rather than a return of capital, equal to its share of such excess inclusion income during the fiscal year. The Company reported for fiscal 1993 that all distributions paid for 1993 represented excess inclusion income. (See note 8 of Notes to Consolidated Financial Statements) For a stockholder, generally, excess inclusion income cannot be offset by losses.

On March 29, 1994, and August 10, 1994, the Company announced that no dividends would be paid for the quarters ended March 31, 1994 and June 30, 1994 respectively.

RESULTS OF OPERATIONS

For the six months ended June 30, 1994, as compared to 1993's comparable period, the Company's Net Income increased from $(11,586,000) to $165,000. This improvement is attributable to 1) the Company's incurring $11,959,000 in asset value writedowns during the 1993 period while only minor writedowns were required for the first six months of 1994, 2) slightly higher net gains from the sale of assets, $448,000 in 1994's period as compared to $234,000 in the 1993 period, and 3) a reduction in the Company's operating expenses (includes "Interest on Notes Payable" and "General and Administrative") from $544,000 for 1994's first six months to $1,087,000 for the six months ended June 30, 1993.

At December 31, 1993, the Company first applied Financial Accounting Standard No. 115 ("FASB-115"). FASB-115 requires that impaired investments be carried at fair market value, and, as such, all of the Company's Mortgage Derivative Securities were affected at 1993 year end. Prior to the adoption of FASB-115, such investments were carried at values equivalent to their estimated future nominal monetary value, in accordance with EITF 89-4. (See note 2 of Notes to Consolidated Financial Statements) With the December 1993 fair value analysis on these investments, the Company was able to recognize in 1994's first six months a rate of return of 12% on these same investments.

Statement of Revenues and Expenses

Net Income (loss), as calculated in accordance with generally accepted accounting principles ("GAAP") and as presented in the accompanying consolidated financial statements, was $165,000, or $0.03 per share, for the six months ended June 30, 1994 as compared with $(11,586,000), or $(2.22) per share, for the six months ended June 30, 1993 and $(190,000), or $(.0.04) per share, for the three months ended June 30, 1994 as compared with $(6,262,000), or $(1.20) per share, for the three months ended June 30, 1993.

The primary reason for the significant difference in income between periods results from the writedown of assets during the six and three month periods ended June 30, 1993. Such adjustments totalled $11,959,000 and $6,065,000, respectively, for the six and three month periods ended June 30, 1993. Writedowns of $33,000 were required for the six month period ended June 30, 1994, all of which related to the three month period ended June 30, 1994.

GAAP requires the Company to periodically evaluate its Investments based upon current and expected future mortgage prepayment speeds, interest rates and market discount rates. (See note 2 of Notes to Consolidated Financial Statements) Such valuation adjustments are reflected as a reduction of interest revenues in the Company's Consolidated Statements of Revenues and Expenses. The assumptions used to value assets at the end of each quarter take into consideration the actual mortgage prepayment speeds experienced for each asset through the end of the quarterly period, market expectations of future prepayment speeds for the mortgages backing each asset, and effective for quarterly dates of December 31, 1993 and later, the application of a market discount rate to future cash flows. If prepayment speeds were to increase to levels higher than current market expectations, market expectations of future mortgage prepayment speeds increase beyond current anticipated levels, or the market discount rate applied was increased, additional reductions in the value of the Company's Investments could be necessary.

The Company derives its income (loss) primarily from its investments in Mortgage Derivative Securities. The Company's portfolio contains several types of mortgage derivative securities. For each security that the Company purchases, it receives the right to certain designated cash flows from these securities. Due to the nature of these securities, income calculated in accordance with the Code ("Taxable Income") and income calculated in accordance with GAAP ("Net Income") are not always identical for any particular period, particularly when mortgage prepayment speeds are unusually high, as had been the case from early 1992 to early 1994, or unusually low.

The substantial differences between Taxable Loss and Net Income
(loss) are reflected in the following table:


                                     Six Months Ended June 30,
                                       1994           1993

Net Income (loss)                  $   165,000   $(11,586,000)
Estimated Taxable Loss             $(3,200,000)  $( 2,800,000)

Net Income (loss) per share           $ 0.03        $(2.22)
Estimated Taxable Loss
  per share                           $(0.61)       $(0.54)


In addition to the absence of significant asset writedowns in the first six months of 1994, the other factors contributing to the increases in Net Income for the three and six month periods ended June 30, 1994 are 1) an increase in the gains recognized from sales of mortgage related investments, 2) a substantial decrease in interest expense on funding notes, CMOs and notes payable and 3) a substantial reduction in general and administrative expenses.
These changes, when combined with the decrease in interest revenue on mortgage related investments, provided for the substantial increase in the Company's Net Income.

Interest revenue on Mortgage Related Investments decreased from $2,585,0000 and $5,669,000 for the three and six months ended June

30, 1993 to $483,000 and $1,626,000 for the three and six months ended June 30, 1994, as a result of the substantial reduction in Mortgage Related Investments on the Company's Balance Sheet for these periods discussed below. Interest revenue on Mortgage Derivative Securities was $(5,592,000) and $(10,493,000) for the three and six months ended June 30, 1993 as compared to $289,000 and $490,000 for the three and six months ended June 30, 1994. The increase in interest revenue on Mortgage Derivative Securities was attributable to writedowns of $11,751,000 which occurred for 1993's first six months, of which $5,891,000 related to the second quarter of 1993. These writedowns are deducted from Mortgage Derivative Securities interest revenues. There were only $33,000 in writedowns for 1994's first six months. There was also a general increase in interest earnings on that same asset category in 1994 resulting from the recognition of 12% yields effective for the first six months of 1994.

For the six months ended June 30, 1993, the Company recorded a gain on the early redemption of RYMAC IV Series 1 of $234,000, which occurred during the first quarter of 1993, while for the six months ended June 30, 1994, the Company recorded net gains of $448,000 on the sale of its ownership rights in RYMAC IV Series 3 and 4 and the RMSC Bonds. This net gain of $448,000 represents a loss of $134,000 on the sale of the RMSC Bonds during the second quarter of 1994 and a gain of $582,000 on the sale of the RYMAC IV Series 3 and 4 Bonds during the first quarter of 1994. The difference in sales gains represents an increase in Net Income of $214,000 for the six months ended June 30, 1994. Without the gains recorded from the sale of ownership rights, the Company would have reported a slight loss for 1994's first six months.

Interest expense on Funding Notes and CMOs Payable decreased from $6,016,000 to $1,818,000 for the six months ended June 30, 1993 and 1994, respectively, and from $2,812,000 to $519,000 for the three months ended June 30, 1993 and 1994, respectively, as a result of the offsetting balance sheet decline of Funding Notes and CMOs Payable discussed below. Six month operating expenses (includes "Interest on Notes Payable" and "General and Administrative") decreased from $1,087,000 for 1993 to $544,000 for the comparable period in 1994, while operating expenses also declined for the three months ended June 30, 1993 and 1994 from $491,000 to $247,000, respectively. These decreases between periods of $543,000 and $247,000 were the result of reduced interest expense on Notes Payable of $167,000 and $65,000, respectively, as the Company repaid substantial amounts under repurchase agreements during 1993 and 1994, and a reduction in General and Administrative Expenses of $376,000 and $179,000, respectively, as the Company reduced costs in response to the deterioration of its investment portfolio.

Commencing with the second quarter of 1994, the Company established a Provision for Investment Losses by means of periodic charges to earnings. For the second quarter, such charge was for $98,000. Writedowns of $33,000 were applied against the Reserve relating to the remaining basis of two Mortgage Derivative Securities. The Company will evaluate the Reserve quarterly and consider additions to the Reserve as appropriate. Asset writedowns, could be necessary in future quarters should 1) mortgage prepayment speeds increase to levels higher than current market expectations, 2) market expectations of future mortgage prepayment speeds increase beyond current dealer anticipated levels, or 3) the market discount rate applied in the valuation process increases.

Balance Sheet

The Company's assets declined during the six month period ended June 30, 1994 by $55,954,000, to a total of $25,143,000 at June 30,
1994. This decrease is attributable to the Company's Mortgage Related Investments declining during the six month period from $65,248,000 to $13,995,000, a decrease of $51,253,000. This reduction is primarily the result of 1) the sale, during February and June 1994, of the ownership rights to the RYMAC IV Bond Series 3 and 4 and the RMSC Bonds, respectively, in order to take advantage of market premiums on the underlying mortgage collateral of each of these series (such sales reduced Mortgage Related Investments by approximately $40,755,000), 2) substantial prepayments on collateral underlying the Company's three remaining Mortgage Related Investments and 3) to a much lesser extent, regularly scheduled principal payments on the underlying mortgage collateral. Such prepayments and scheduled principal payments further reduced Mortgage Related Investments by approximately $10,499,000.

These asset reductions were matched by a corresponding decrease in the related liability accounts, Funding Notes Payable and CMOs Payable, from $69,934,000 to $15,897,000, or a decrease of $54,037,000, as returned principal on the underlying mortgages was used to retire outstanding obligations secured by such mortgages or in the case of the Company's sales of ownership rights, the liability accounts are no longer the obligation of the Company.

Mortgage Derivative Securities decreased from $7,161,000 at
December 31, 1993 to $6,012,000 at June 30, 1994, a decrease of
$1,149,000, reflecting the amortization of premium and return of principal basis of the assets held in this category.

Funds held by trustee increased from $1,347,000 at December 31, 1993 to $2,046,000 at June 30, 1994. This category of assets represents the receipt of monthly mortgage payments awaiting further payment (reduction) of Funding Notes Payable at a future date.

Receivables on Mortgage Related Investments and Mortgage Derivative

Securities declined from $5,608,000 at December 31, 1993 to
$629,000, a decrease of $4,979,000, reflective of the substantial drop in the corresponding assets, Mortgage Related Investments and Mortgage Derivative Securities, of $52,402,000.

Notes Payable decreased from $3,814,000 at December 31, 1993 to $2,256,000 at June 30, 1994. At both dates, Notes Payable consists solely of repurchase agreements outstanding. Such $1,558,000 decrease in borrowings was the result of continued severe dealer margin calls under repurchase agreements, all of which were met with cash payments.

The Company's Accumulated Deficit declined from $(37,855,000) at December 31, 1993 to $(37,690,000) at June 30, 1994. Since the
Company declared no dividend distribution for 1994's first two quarters, its total Net Income of $165,000 served to reduce its Accumulated Deficit.

EXPENSES AND USE OF BORROWED FUNDS

Operating expenses (Interest on Notes Payable and General and Administrative) were $544,000 for the six months ended June 30, 1994 versus $1,087,000 for the six months ended June 30, 1993, a decline of $543,000. The components of this decrease in Operating expenses include: 1) significantly reduced interest costs on Notes Payable, which decreased from $242,000 in 1993's first six months to $75,000 for 1994's first six months, as Notes Payable on the Balance Sheet declined from $3,814,000 to $2,256,000 between December 31, 1993 and June 30, 1994 primarily due to dealer margin calls, and 2) a decrease of General and Administrative Expenses from $845,000 in 1993's first six months to $469,000 in 1994's corresponding period, a decline of $376,000 as part of an extensive expense reduction program on the part of the Company in response to the deterioration of its investment portfolio.

The Company has used the proceeds from repurchase agreements to fund a portion of its portfolio of Mortgage Derivative Securities. (See notes 3 and 7 of Notes to Consolidated Financial Statements and "Liquidity and Capital Resources") The Company had maintained a line of credit used to fund day-to-day operating needs and in past periods to also temporarily fund acquisitions of new investments pending negotiation of repurchase agreements or awaiting return of invested principal. During 1993 the Company reduced its line of credit availability from $5,000,000 to $250,000 (see "Liquidity and Capital Resources") due to its ability to use available collateral more efficiently in repurchase agreement financings. In the second half of 1993 and through the first four months of 1994, the Company had no borrowings under its $250,000 line of credit. The line of credit expired at April 30, 1994 and was not renewed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a party to various repurchase agreements, the proceeds of which have been used to acquire Mortgage Derivative Securities. (See notes 3 and 7 of Notes to Consolidated Financial Statements) At December 31, 1993 and June 30, 1994, the Company had outstanding under repurchase agreements $3,814,000, with maturities ranging from January 6, 1994 to April 4, 1994, and $2,256,000 with maturities ranging from July 5, 1994 to July 18, 1994, respectively. The repurchase agreements are secured by substantially all of the Company's Mortgage Derivative Securities. The repurchase agreements bear interest at rates ranging from 4.375% to 5.50% at June 30, 1994 and are adjusted periodically according to current market levels.

The Company had maintained a line of credit with a commercial bank for $250,000 which expired on April 30, 1994 and, at the Company's election, was not renewed. The Company's decision to allow its line of credit to expire was based upon the sale during the first half of 1994 of the ownership rights to three of the assets used to collateralize the line of credit and the insignificant borrowing value that the remaining collateral would support.

At June 30, 1994, the total amount borrowed by the Company was $2,256,000 while at December 31, 1993 the total amount borrowed was $3,814,000. Such borrowings represented 36% and 62%, respectively, of stockholders' equity at June 30, 1994 and December 31, 1993.
The Company is currently subject to a limitation on the amount of total borrowings of $25,000,000 pursuant to a policy adopted by its Board of Directors in March 1992, although such amount is substantially in excess of the Company's currently available credit sources.

During the period from June 8, 1992 through June 30, 1994, the Company was subject to various margin calls from the dealers with whom it had repurchase agreements. These margin calls, totalling $19,800,000, are the result of periodic dealer revaluations of the Mortgage Derivative Securities pledged by the Company to secure such borrowings. The extraordinarily high level of mortgage prepayments in the marketplace during this entire period and recent instability of the mortgage markets caused dealers to reassess the value of their collateral and call upon the Company to reduce its borrowings outstanding. The Company has met all such repayment requirements primarily through either the use of cash flows from its portfolio of investments or the pledging of unencumbered assets. Future repayment of margin calls, if any, would be met through the use of current cash flows from the Company's portfolio of investments. Any failure to meet any such margin calls could result in the liquidation of the margined collateral.

At June 30, 1994, the Company has pledged substantially all of its

Mortgage Derivative Securities to secure repurchase agreement outstandings. Since dealers have reduced the financing value of these Mortgage Derivative Securities to minimum levels through margin calls, the Company believes that cash flows from the Company's current investment portfolio will be sufficient to enable the Company to meet its current and anticipated liquidity needs. Recently, Wall Street dealers have reduced substantially their estimates of future prepayments on the mortgage collateral underlying the Company's Mortgage Derivative Securities, resulting in an increase in financing value on several of the Company's assets. At the current time, this increased financing value represents a source of additional liquidity to the Company.

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

             None

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











Dated:  August 10, 1994