Form 10-Q
period 1994-09-30
RYMAC MORTGAGE INVESTMENT CORP
filed 1994-11-07
CIK 835669

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 __________

                                  FORM 10-Q


(Mark One)
{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1994

                                     OR

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                    Commission file number    1-10001

                 RYMAC MORTGAGE INVESTMENT CORPORATION
          (Exact Name of Registrant as Specified in Its Charter)


           Maryland                             25-1577534
(State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)             Identification No.)


   100 North Fourth Street, Suite 813, Steubenville, Ohio  43952
(Address of Principal Executive Offices)               (Zip Code)


(Registrant's Telephone No., Including Area Code) (800) 666-6960



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  xx   No ____

Number of shares of common stock, $.01 par value, outstanding as of November 7, 1994:  5,210,600

                    RYMAC MORTGAGE INVESTMENT CORPORATION
                                  FORM 10-Q
                                    INDEX




                                                                Page Number
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of
                September 30, 1994 (unaudited)
                and December 31, 1993                                 3

              Consolidated Statements of Revenues and
                Expenses (unaudited) for the three and
                nine months ended September 30, 1994
                  and 1993                                            4

              Consolidated Statements of Cash Flows
                (unaudited) for the nine months ended
                September 30, 1994 and 1993                           5

              Notes to Consolidated Financial Statements
                (unaudited)                                           6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                           16


PART II.  OTHER INFORMATION                                          28

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to Vote of Security
              Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES                                                           29

Part I.  Financial Information

Item 1.  Financial Statements

                          RYMAC MORTGAGE INVESTMENT CORPORATION

                               CONSOLIDATED BALANCE SHEETS

                        (amounts in thousands except share data)


                                                   September 30, 1994   December 31, 1993
                                                          (Unaudited)
ASSETS
 Real estate investments:
  Mortgage related investments plus net premiums
   of $23 and $840 (note 4)                                $ 12,930         $ 65,248
  Mortgage derivative securities less valuation
   allowance of $162 for 1994 (notes 2 and 3)                 3,264            7,161
                                                             16,194           72,409

  Cash                                                        3,160            1,695
  Funds held by trustee                                         391            1,347
  Receivables on mortgage related investments                   256            5,139
  Receivables on mortgage derivative securities                 109              469
  Receivables from sales of mortgage derivative
    securities                                                1,150                -
  Other assets                                                  124               38
                                                           $ 21,384         $ 81,097

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Funding notes payable (note 5)                            $ 13,259         $ 44,892
 CMOs payable (note 6)                                            -           25,042
 Accrued interest on funding notes
  and CMOs payable                                              189              584
 Notes payable (note 7)                                         834            3,814
 Dividends payable                                                -              208
 Other liabilities                                              213              375
                                                             14,495           74,915

COMMITMENTS AND CONTINGENCIES (notes 2,3 and 7)

STOCKHOLDERS' EQUITY

 Common stock:  par value $.01 per share
  50,000,000 shares authorized
  5,210,600 issued and outstanding at September 30, 1994,
   and December 31, 1993                                         52               52
  Additional paid-in capital                                 43,985           43,985
  Accumulated Deficit (note 8)                              (37,148)         (37,855)
                                                              6,889            6,182
                                                           $ 21,384         $ 81,097





See notes to consolidated financial statements.

Part I.  Financial Information

Item 1.  Financial Statements (continued)


                          RYMAC MORTGAGE INVESTMENT CORPORATION

                    CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                       (UNAUDITED)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 3O, 1994 AND 1993

                        (amounts in thousands except share data)




                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                            1994        1993       1994        1993


REVENUES
  Interest:
    Mortgage related investments         $   308     $  2,163   $   1,934   $  7,832
    Mortgage derivative securities           305       (5,748)        795    (16,241)
    Provision for investment losses          (88)           -        (186)         -
    Temporary investments                      9           49          31        134
  Gain(net) on the sale of mortgage
    related investments                       13          516         461        750
  Gain on the sale of mortgage derivative
    securities                               490            -         490          -
  Loss on investment in marketable equity
    securities                                 -         (453)          -       (453)
  Other                                       24           10          63         32
                                           1,061       (3,463)      3,588     (7,946)


EXPENSES

  Interest on funding notes payable          317        1,589       1,428      5,356
  Interest on CMOs payable                     -          845         707      3,094
  Interest on notes payable                   27           74         102        316
  General and Administrative                 175          359         644      1,204
                                             519        2,867       2,881      9,970

  Net Income (loss) (note 8)             $   542     $ (6,330)  $     707   $(17,916)

  Net Income (loss) per share            $  0.11     $  (1.22)   $    0.14  $  (3.44)
  Weighted average number of common
    shares outstanding                   5,211,000   5,211,000  5,211,000   5,211,000









See notes to consolidated financial statements.

Part I.  Financial Information

Item 1.  Financial Statements (continued)

                          RYMAC MORTGAGE INVESTMENT CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                        (amounts in thousands except share data)



                                                        1994       1993
Operating Activities:
  Net Income (loss) (note 8)                         $    707   $(17,916)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of net premium on mortgage
      related investments                                 817        130
    Amortization of premiums on
      mortgage derivative securities                    1,103     22,900
    Interest accrued and added to funding notes
      payable                                             584      1,077
    Decrease in interest receivable on
      mortgage related investments                        500        589
    Decrease/(increase) in interest receivable on
      mortgage derivative securities                      309        (88)
    Increase/(decrease) in accrued interest on
      funding notes payable and CMOs payable             (395)       541
    Decrease in accrued expenses payable                 (370)      (223)
    Increase in other receivables                      (1,150)         -
    Gains on the sales of investments                    (490)         -
    Loss from investment in marketable equity
      securities                                            -        453
    Other, net                                             76          2
  Net cash provided by operating activities             1,691      7,465

Investing Activities:
  Principal payments on mortgage related investments   55,884     66,664
  Decrease/(increase) in funds held by trustee            956    (11,236)
  Principal payments on funding notes payable         (32,217)   (30,697)
  Principal payments on CMOs payable                  (25,042)   (24,052)
  Principal payments on mortgage derivative
   securities                                             239      2,253
  Proceeds from sales of investments                    2,934         29
  Net cash provided by investing activities             2,754      2,961

Financing Activities:
  Net repayments of notes payable                      (2,980)    (9,607)
  Net cash used in financing activities                (2,980)    (9,607)

Net increase in cash                                    1,465        819
Cash at beginning of period                             1,695        636

Cash at end of period                                 $ 3,160   $  1,455

Supplemental disclosure of cash flow information:
  Interest paid (net of amounts added to funding
  notes payable)                                      $ 2,091   $  7,255
  Third quarter dividends declared                    $     -   $      -



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

In response to the Company's earnings difficulties and reduced cash flows from its investment portfolio, the Company is currently implementing actions to begin alternative investment activities and is simultaneously evaluating several business combination proposals that could effectively utilize the Company's tax loss position. (See Management's Discussion and Analysis - "Investment Philosophy and Investment Activities" and "Future Prospects"). To date, actions necessary to begin the alternative investment activities are incomplete and no successful business combination has been negotiated. If the Company is unable to successfully institute any of the above mentioned plans, the Company's ability to re-establish an investment portfolio would be impaired, causing the Company to evaluate actions that would include an orderly distribution of its current cash balance and future excess cash receipts to stockholders.
_________________________________________________________________

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

On a quarterly basis through December 31, 1993, the Company made adjustments to its mortgage related investments based upon valuation estimates. Such valuations were conducted on an asset-by-asset basis using assumptions that incorporated both market expectations as to future mortgage prepayment speeds at each valuation date and an estimate of future interest rates implied by the yield curve at each valuation date.

The Company compared the results of such assumptions to other relevant market data and made appropriate adjustments, as necessary. The quarterly valuation process described herein reduced the carrying value of mortgage related investments to $840 at December 31, 1993. The valuation methodology and the sale of the ownership rights to three of these assets has reduced premiums remaining to $23 as of September 30, 1994.

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

At September 30, 1994 and December 31, 1993, the Company had investments in Mortgage Derivative Securities (computed in accordance with FASB-115) as set forth below:


      PORTFOLIO OF MORTGAGE DERIVATIVE SECURITIES       Sept. 30,  December 31,
                                                        1994       1993
      _______________________________________________________________________
      Collateralized Mortgage Obligation Trust 39
        ("CMOT 39")                                       $     -    $   466
      Collateralized Mortgage Obligation Trust 46
        ("CMOT 46")                                             -         81
      Collateralized Mortgage Obligation Trust 47
        ("CMOT 47")                                           682        864
      FNMA REMIC Trust 1988-7 ("FNMA 1988-7")                 114        177
              -  Trust 1988-11 ("FNMA 1988-11")               415        467
              -  Trust 1988-14 ("FNMA 1988-14")                 -        843
              -  Trust 1990-09 Class H ("FNMA 1990-09")         -        989
              -  Trust 1991-163 Class SA ("FNMA 1991-163")    788        930
      FNMA Stripped Mortgage-Backed Securities
            Trust 127 ("FNMA 127")                             -        646
      FHLMC Multi-Class Mortgage Participation
        Certificates
        (Guaranteed)
              - Series 2 ("FHLMC 2")                          172        202
             - Series 21 ("FHLMC 21")                          -         11
             - Series 1235 Class L ("FHLMC 1235")            426        509
             - Series 1248 Class H ("FHLMC 1248")            775        914
      Cornerstone Mortgage Investment
        Group II, Inc.
             - Series 13 ("Cornerstone 13")                   33         38
             - Series 14 ("Cornerstone 14")                   21         24
      _______________________________________________________________________
                                                        $ 3,426    $ 7,161
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

During the third quarter, the Company sold four mortgage derivative securities for a net gain of $490. During October 1994, the Company sold an additional security for which the Company will recognize a net gain of approximately $90. The proceeds from these sales will be directed toward new business opportunities which the Company is currently pursuing.

Substantially all of the Company's remaining mortgage derivative securities have been pledged as collateral for repurchase
agreements as described in note 7.
_________________________________________________________________

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

During the first quarter of 1994, the Company sold its ownership rights in the RYMAC IV Series 3 and 4 Bonds ("Series 3" and "Series 4", respectively), for a net gain of approximately $595. (See note
5) For the remaining RYMAC IV Bond Series 7, 10 and 19, it is not currently anticipated that either call options or the contractual assignment of the Company's rights will be available to the Company. The Company assigned its ownership rights in the RMSC Bonds to a third party during the second quarter for a net loss of approximately $134.

At September 30, 1994 and December 31, 1993, the Company owned mortgage related investments with aggregate outstanding principal balances of $12,907 and $64,408, respectively, which provide for monthly principal and interest payments. The RYMAC IV collateral bears interest at rates ranging from 7.75% to 10.50% and have scheduled maturity dates ranging from July 1, 2001 to April 1, 2017.
_________________________________________________________________

Note 5 - Funding Notes Payable

Funding notes payable represent limited recourse notes delivered to RYMAC IV as partial payment for the purchase of mortgage related investments and other collateral and have payment terms the same as the related series of RYMAC IV Bonds. (See note 4) The funding notes payable consisted of three and five multi-class series at September 30, 1994 and December 31, 1993, respectively, having stated maturities ranging from August 1, 2010 to May 1, 2017. The classes of each series of funding notes payable bear interest at fixed rates. The range of fixed rates at September 30, 1994 and December 31, 1993 were 8.25% to 9.45% and 8.25% to 11.20%, respectively.

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

At September 30, 1994, the Company was a party to seven separate repurchase agreements for borrowings of $834 which are collateralized by certain mortgage derivative securities. These repurchase agreements bear interest at a rate of 5.75% and mature on October 28, 1994. The October 1994 sale of an additional mortgage derivative security resulted in the further reduction of repurchase agreement borrowings to $635 from the $834 outstanding as of September 30, 1994. At maturity dates, repurchase agreements are typically renewed with the same dealer for additional periods (from one to twelve months); however, due to the recent sale of Kidder Peabody and Company ("Kidder Peabody"), the Company has been advised that repurchase agreements would not be extended beyond November 30, 1994. As a result, the Company is currently exploring new borrowing opportunities for these securities. Should the Company not secure new borrowing arrangements, the repurchase agreements with Kidder Peabody would be repaid from the Company's cash position.

At September 30, 1994, all $834 of such repurchase agreements were outstanding with Kidder Peabody. These repurchase agreements were secured by the pledge of mortgage derivative securities with a

(amounts in thousands except share data)
_________________________________________________________________

Note 7 - Notes Payable  (continued)

carrying value of $3,372 and had an average weighted maturity of 27 days. At December 31, 1993, repurchase agreement borrowings were $3,814 under twelve separate repurchase agreements at rates ranging from 3.3% to 5.0% and maturities ranging from January 6, 1994 to April 4, 1994. If the borrowings under the repurchase agreements exceed a specified percentage of the collateral value, as determined by the lenders in their sole discretion, the lenders have the right to require either the repayment of a portion of the borrowings prior to maturity or the delivery of additional collateral.

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

The following summarizes information related to the Company's short-term borrowings during the third quarter of 1994:

                                           Maximum      Average     Weighted
                               Weighted     Amount       Amount     Average
                    Balance    Average   Outstanding  Outstanding   Interest
                    at End     Interest     During       During    Rate During
                   of Period     Rate       Period       Period      Period
Repurchase
 Agreements          $  834      5.75%      $2,256       $2,012       5.25%



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

During the later years of such ownership, Net Income will exceed REIT taxable income. The principal reason for such difference is that the Company reports income from its portfolio of mortgage related investments and mortgage derivative securities on the interest method for financial reporting purposes; however, for income tax purposes, the Company reports its proportionate share of the difference between interest income generated by the collateral and interest expense on the CMOs. More recent investments made by the Company and investments currently available in the market are typically structured so that taxable income and Net Income are similar during each reporting period. Over the life of a particular investment or security, taxable income and Net Income will be equal. In reporting periods where taxable income exceeds Net Income, stockholders' equity will be reduced by the amount of dividends in excess of Net Income in such period and will be increased by the excess of Net Income over dividends in future reporting periods.

The Company's taxable losses for 1992 and 1993 aggregate approximately $28 million. Further tax losses are likely in 1994. During 1992 and 1993, the Company's investment in certain REMICs produced excess inclusion income of $514 and $213, respectively. Under the Code a REIT must generally distribute its excess inclusion income to its stockholders even though it has losses or deductions. Accordingly, if the Company were to report future excess inclusion income, it would be required to distribute such excess inclusion income as dividends even though it has an estimated net operating loss carryforward approximating $28
million.   The net operating losses can be carried forward to
offset ordinary income of the Company for fifteen years after such loss is recognized.

The following table illustrates the reconciliation between Net
Income and Accumulated Deficit and the related per share data for the three months ended September 30, 1994:

(amounts in thousands except share data)
_________________________________________________________________

Note 8 - Federal Income Taxes and Distributions  (continued)

                                                               1994
      Accumulated Deficit
       at Beginning of Period                               $(37,690)
      Net Income                                                 542
      Less:  Dividends Declared                                    -
      Accumulated Deficit
       at End of Period                                     $(37,148)
      Per Share:
      Net Income                                            $   0.11
      Dividends Declared                                    $      -

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

In order to encourage Management to remain with the Company 1) to diligently seek a business combination(s) that creates the maximum current and future value for the Company's stockholders and 2) to make the significant arrangements necessary to begin a profitable new investment program, the Unaffiliated Directors adopted incentive stock option and salary continuation programs for the Company's Officers and Affiliated Director. Under the Stock Option Program, options on 240,000 shares of the Company's common stock were awarded at an exercise price of $0.75/share, exercisable over the three year period ending July 1997. Salary continuance was provided to the same Officers and Affiliated Director, allowing for up to one year's base salary should an individual not be offered employment by a surviving entity or find new employment within one year of any such business combination.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

INVESTMENT PHILOSOPHY AND INVESTMENT ACTIVITIES (HISTORICAL)

Both the Company's historical and current portfolio of investments is sensitive to changes in interest rates and mortgage prepayments. The lowest mortgage interest rate levels in 20 years were reached in 1992 and continued to 25 year lows in the fourth quarter of 1993, resulting in unprecedented mortgage refinancings and therefore accelerated mortgage prepayments. As a result of the high level and extended duration of these prepayments, earnings and cash flows from the Company's current investments have been adversely impacted. For a majority of the assets, earnings and cash flows have been permanently impaired and will not recover even as prepayments returned to more historical levels in the second and third quarters of 1994. This permanent impairment is the direct result of the massive level of paydowns on the mortgages collateralizing the Company's investments. Since most of the Company's assets represent the ownership of identified cash flows in diverse CMO structures, prepayments of the underlying mortgage collateral, especially of the magnitude and duration experienced from early 1992 through early 1994, will permanently reduce cash flows even when prepayment speeds slow. As an example, an "interest only" type investment in a CMO collateralized by $100 million in mortgages produces only 20% of the original expected cash flows when the underlying mortgage collateral prepays to a $20 million level.

During the period from the Company's inception in 1988 through early 1992, mortgage interest rate levels and prepayment speeds remained within levels existent from 1970 to early 1992. Historically, cash received from the Company's portfolio of mortgage related investments and mortgage derivative securities (collectively, "Investments") represented interest and dividend earnings and the return of investment principal (basis). Interest and dividends were used to 1) pay operating expenses and 2) make dividend distributions to stockholders. Cash flow amounts representing returns of principal on investments were used to 1) repay Company borrowings, including margin calls on repurchase agreements, and 2) make suitable new investments for the Company's portfolio.

However, between June of 1992 and early 1994, mortgage rates at recent historical lows resulted in extraordinarily rapid and sustained levels of residential mortgage prepayments. As a direct result, the Company's Investments generated reduced interest and dividend earnings and as the duration of high levels of prepayments continued during such period, the Company's cash flows from returns of investment principal and interest and dividend earnings have also been severely impaired and were utilized to reduce the Company's borrowings (including margin calls), pay operating expenses and fund minimal dividend distributions to stockholders.

This prolonged period of rapid prepayments resulted not only in reduced cash flows due to the substantially diminished size of the mortgage pools underlying the Company's Investments described above but declining market values for the Company's Investments which simultaneously reduced the financing value of such assets. (See "Liquidity and Capital Resources") As such, during the second half of 1992, all of 1993 and through the first nine months of 1994, the Company has elected not to purchase any new assets. New purchases of mortgage derivative securities are currently restricted to those specifically approved by the Company's Board of Directors.


CURRENT MARKET AND FUTURE PROSPECTS FOR THE COMPANY

The future prospects for the Company are affected by mortgage refinancing and prepayment activity. Since mid July 1994, the Mortgage Bankers Refinancing Index, an indicator of mortgage refinancing activity, has declined to levels below 114, a level not reached since November 1990. The Index reached an all-time high level of 1727 in September 1993. Fixed rate 30 year mortgages have risen to a range of 9.00-9.25%, reducing refinancing applications to a minor portion of new mortgage applications, as compared to 50-70% of applications at points during the two year refinancing boom of early 1992 through early 1994. Fixed rate 30 year mortgage loans had been available at yields below 7% in the third and fourth quarters of 1993.

As a result of the decline in refinancing activity described above, mortgage prepayment speeds for most mortgage coupon levels have fallen substantially since the first quarter of 1994. These decreases in prepayment speeds and dealer projections of further declines in prepayment levels should result in a stabilization of the Company's remaining cash flows and improved market values on a majority of its assets. However, the extended duration of historically high and unprecedented prepayments has permanently reduced the level of cash flows and earnings from the same assets; thus the Company does not expect any significant increase in cash flows or earnings from its current portfolio. Nevertheless, a stabilization of cash flows will increase the time available to the Company to evaluate and implement available opportunities.

During the third quarter and early fourth quarter of 1994 and as a direct result of the substantial slowdown in prepayment speeds of mortgages collateralizing the Company's investments, the Company sold five mortgage derivative assets for approximately $3.5 million, representing a gain of approximately $600,000 over the Company's carrying value for these same assets. After repayment of related debt on these assets of approximately $1.7 million, the Company increased its cash balances by $1.8 million.

Simultaneously, the Company has reduced operating expenses in all expenditure areas, particularly employment costs, consulting fees, officer compensation, communications/information expenses and Directors' fees (as of April 4, 1994, the annual fee payable to members of the Company's Board of Directors was reduced to $1.00 per year). The Company has reduced operating expenses by approximately 75% since early 1993. At such reduced expense levels, the periodic cash flows from the Company's remaining assets are in excess of the Company's operating expenses (including Interest expense on notes payable) and normal principal amortization requirements of its notes payable.

During the third quarter of 1994, the Company's Board of Directors decided that the Company currently will not seek to make any new investments involving residential mortgage backed derivatives or residual positions. Additionally, the Company may selectively sell additional assets from its portfolio if attractive price levels are available.

The Company believes that reduced but stable cash flows from the current portfolio, substantially reduced operating expenses and a current cash reserve of approximately $4,500,000 will enable the Company to 1) implement the new investment strategy described below and 2) evaluate various business combinations currently under discussion. If successful, both the new investment activity and a potential business combination would add substantial earning assets to the Company's investment portfolio. Any new assets are not likely to be subject to the risks of mortgage prepayments.

With the expectation of a period of more stable mortgage market performance, the Company expects to implement an alternative investment activity involving the acquisition of tax sale certificates mentioned in its second quarter 1994 Report on Form 10Q, and continues to evaluate several business combination proposals that could effectively utilize its tax loss position and add significant earning assets to the Company's balance sheet.

During the third quarter, the Company made substantial progress toward implementation of a strategy of acquisition and financing of tax sale certificates on residential and commercial properties. Although the actions, approvals and authorizations necessary to begin this alternative investment activity are incomplete and no assurance can be given regarding the implementation of such activities, as described below, substantial progress has been made in 1) establishing the parameters of a program that would be acceptable to the investment community and the structures that would be necessary to implement the same; 2) retaining an experienced and recognized acquisition and servicing agent; 3) obtaining the necessary warehouse financing; 4) retaining a trustee and back-up servicer; 5) obtaining an investment grade rating from one of the recognized national rating agencies regarding the issue of collateralized notes; 6) identifying an agent for placement of the collateralized notes and 7) engaging legal counsel for preparation of documentation.

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

No assurances can be given regarding the successful implementation of the Company's new investment activity, given its dependence upon financial market conditions, the availability of assets that meet established underwriting criteria, the final successful negotiation of a servicing contract, the existence of market competition and the successful placement of non-recourse debt.

Since the second quarter of 1994 and simultaneous with the beginning of the current slowdown in mortgage prepayment speeds, the Company has analyzed numerous potential business combinations. At the current time the Company is conducting discussions with several parties attempting to identify a value maximizing opportunity. Although several of these discussions are positive in tone, any business combination is subject to extensive negotiations of an economic, financial, and legal nature, to changes in general market conditions and to the attitudes and requirements of another entity. If an attractive transaction is identified, stockholders would be asked for approval to proceed through a proxy vote.

If the Company is unable to successfully institute its tax sale certificates investment activity or a business combination, as described above, the Company's ability to re-establish and conduct an investment business would be significantly impaired. Under such circumstances, the Company would consider an orderly liquidation of its current assets and distribution of resulting net proceeds to stockholders. The market for mortgage derivatives, which represents the majority of the Company's investment portfolio, is currently erratic and illiquid. Buyers of mortgage derivatives are demanding excessive yields which often result in unsatisfactory sale prices for these types of assets. Under these market conditions, the Company believes that greater value to stockholders could be produced through the periodic payout of cash flows received from the assets in combination with specific asset sales at future dates at improved prices.

As a result of operating losses, the Company accumulated substantial tax loss carryforwards during 1992, 1993, and into 1994, currently estimated to be in excess of $31,000,000. Absent the existence of future excess inclusion income (see "Dividend Policy"), future cash flows from the Company's current portfolio of investments would represent, to a large degree, return of investment principal (basis) to the Company and not taxable income required to be distributed as dividends to stockholders. Additionally, the Company's estimated tax loss carryforward of $31 million can be utilized to offset future taxable income generated from newly contemplated activities before the Company's earnings again become taxable and result in the requirement for dividend payments. Should the contemplated investment activities be successful, the Company would be in a tax position to use cash flows to rebuild the Company's investment portfolio prior to resuming taxable dividend payments.

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

On March 29, 1994, August 10, 1994 and November 7, 1994, the
Company announced that no dividends would be paid for the quarters ended March 31, 1994, June 30, 1994 and September 30, 1994 respectively.

RESULTS OF OPERATIONS

The Company's Net Income increased from $(17,916,000) for the nine month period ended September 30, 1993 to $707,000 for the nine month period ended September 30, 1994, an increase of $18,623,000. This increase in net income is primarily attributable to the following factors: 1) a decrease in asset valuation writedowns from $17,975,000 during the first nine months of 1993 to only $33,000 in the 1994 period, a positive change of $17,942,000, 2) reduced earnings levels on Mortgage Derivative Securities of $614,000 in the 1994 period, 3) a reduction in the Company's operating expenses (includes "Interest on notes payable" and "General and Administrative") by $774,000, 4) a net increase in gains from asset sales of $654,000 and 5) a net increase of $92,000 in Mortgage related investments interest revenue and related expense items, Interest on funding notes and CMO's payable.

At December 31, 1993, the Company first applied Financial Accounting Standard No. 115 ("FASB-115"). FASB-115 requires that impaired investments be carried at fair market value, and, as such, all of the Company's Mortgage Derivative Securities were affected at 1993 year end. Prior to the adoption of FASB-115, such investments were carried at values equivalent to their estimated future nominal monetary value, in accordance with EITF 89-4. (See note 2 of Notes to Consolidated Financial Statements) With the December 1993 fair value analysis on these investments, the Company was able to recognize in 1994's first nine months a rate of return of 12% on these same investments.

Statement of Revenues and Expenses

Net Income (loss), as calculated in accordance with generally accepted accounting principles ("GAAP") and as presented in the accompanying consolidated financial statements, was $707,000, or $0.14 per share, for the nine months ended September 30, 1994 as compared with $(17,916,000), or $(3.44) per share, for the nine months ended September 30, 1993 and $542,000, or $.0.11 per share, for the three months ended September 30, 1994 as compared with $(6,330,000), or $(1.22) per share, for the three months ended September 30, 1993.

The primary reason for the significant difference in income between periods results from the writedown of assets during the three and nine month periods ended September 30, 1993. Such adjustments totalled $6,016,000 and $17,975,000, respectively, for the three and nine month periods ended September 30, 1993. Writedowns of $33,000 were required for the nine month period ended September 30, 1994, none of which related to the three month period ended September 30, 1994.

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

The substantial differences between Taxable Loss and Net Income
(loss) are reflected in the following table:


                                  Nine Months Ended September 30,
                                       1994           1993

Net Income (loss)                  $   707,000   $(17,916,000)
Estimated Taxable Loss             $(3,700,000)  $( 6,650,000)

Net Income (loss) per share           $ 0.14        $(3.44)
Estimated Taxable Loss
  per share                           $(0.71)       $(1.28)


In addition to the absence of significant asset writedowns in the first nine months of 1994, the other factors contributing to the increases in Net Income for the three and nine month periods ended September 30, 1994 are 1) an increase in the gains recognized from sales of assets, 2) a substantial decrease in interest expense on funding notes, CMOs and notes payable and 3) a substantial reduction in general and administrative expenses. These changes, when combined with the decrease in interest revenue on mortgage related investments, provided for the substantial increase in the Company's Net Income.

Interest revenue on Mortgage Related Investments decreased from $2,163,0000 and $7,832,000 for the three and nine months ended September 30, 1993 to $308,000 and $1,934,000 for the three and nine months ended September 30, 1994, as a result of the substantial reduction in Mortgage Related Investments on the Company's Balance Sheet for these periods discussed below.
Interest revenue on Mortgage Derivative Securities was $(5,748,000) and $(16,241,000) for the three and nine months ended September 30, 1993 as compared to $305,000 and $795,000 for the three and nine months ended September 30, 1994. The increase in interest revenue on Mortgage Derivative Securities was attributable to writedowns of $17,650,000 which occurred for 1993's first nine months, of which $5,899,000 related to the third quarter of 1993. These writedowns are deducted from Mortgage Derivative Securities interest revenues. There were no writedowns during the third quarter of 1994 and only $33,000 in writedowns during the first nine months of 1994.

In regard to Mortgage Related Investments, during the nine months ended September 30, 1993, the Company recorded gains of $750,000 from early redemptions of RYMAC IV Series 1 during the first quarter of 1993 and RYMAC IV Series 2 during the third quarter of 1993, while for the nine months ended September 30, 1994, the Company recorded net gains of $461,000 on the sale of its ownership rights in RYMAC IV Series 3 and 4 and the RMSC Bonds. This net gain of $461,000 represents a loss of $134,000 on the RMSC Bonds during the second quarter of 1994 and a gain of $595,000 on the RYMAC IV Series 3 and 4 Bonds during the first quarter of 1994.
The difference in sales gains on the Company's Mortgage Related Investments represents a decrease in Net Income of $289,000 for the nine months ended September 30, 1994.

For the nine month period ended September 30, 1994, the Company recognized gains of $490,000 from the sale of Mortgage Derivative Securities, all of which occurred during the third quarter of 1994. No such sales occurred during the comparable period in 1993. Additionally, during 1993 the Company liquidated its TIS holdings at a loss of $453,000, while no such losses from Marketable Equity Securities sales occurred in 1994's first nine months. In total, asset sales gains in 1994's first nine months were $951,000, $490,000 of which occurred in the third quarter of 1994. Asset sales gains for 1993's first nine months were $297,000, of which $63,000 occurred during the three months ended September 30, 1993. As such, asset sales gains increased Net Income by $440,000 and $654,000 for the three and nine month periods ended September 30, 1994 as compared to the three and nine month periods ended September 30, 1993. Excluding all sales gains, the Company would have reported $39,000 in net income instead of $542,000 for the three months ended September 30, 1994 and a net loss of $297,000 for the nine months ended September 30, 1994 as compared to net income of $707,000.

Interest expense on Funding Notes and CMOs Payable decreased from $8,450,000 to $2,135,000 for the nine months ended September 30, 1993 and 1994, respectively, and from $2,434,000 to $317,000 for the three months ended September 30, 1993 and 1994, respectively, as a result of the offsetting balance sheet decline of Funding Notes and CMOs Payable discussed below. Nine month operating expenses (includes "Interest on notes payable" and "General and Administrative") decreased from $1,520,000 for 1993 to $746,000 for the comparable period in 1994, while operating expenses also declined for the three months ended September 30, 1993 and 1994 from $433,000 to $202,000, respectively. These decreases between periods of $774,000 and $231,000 were the result of reduced Interest expense on notes payable of $214,000 and $47,000, respectively, as the Company repaid substantial amounts under repurchase agreements during 1993 and 1994, and a reduction in General and Administrative Expenses of $560,000 and $184,000, respectively, as the Company reduced costs in response to the deterioration of its investment portfolio.

Commencing with the second quarter of 1994, the Company established a Provision for Investment Losses by means of periodic charges to earnings. For the second quarter, such charge was for $98,000 upon which writedowns of $33,000 were applied relating to the remaining basis of two Mortgage Derivative Securities. During the third quarter, this balance was increased by $88,000. The Company will evaluate the Reserve quarterly and consider additions to the Reserve as appropriate. Asset writedowns, could be necessary in future quarters should 1) mortgage prepayment speeds increase to levels higher than current market expectations, 2) market expectations of future mortgage prepayment speeds increase beyond current dealer anticipated levels, or 3) the market discount rate applied in the valuation process increases.

Balance Sheet

The Company's assets declined during the nine month period ended September 30, 1994 by $59,713,000, to a total of $21,384,000 at
September 30, 1994. This decrease is attributable to the Company's Mortgage Related Investments declining during the nine month period from $65,248,000 to $12,930,000, a decrease of $52,318,000. This reduction is primarily the result of 1) the sale, during February and June 1994, of the ownership rights to the RYMAC IV Bond Series 3 and 4 and the RMSC Bonds, respectively, in order to take advantage of market premiums on the underlying mortgage collateral of each of these series (such sales reduced Mortgage Related Investments by approximately $40,755,000), 2) substantial prepayments on collateral underlying the Company's three remaining Mortgage Related Investments and 3) to a much lesser extent, regularly scheduled principal payments on the underlying mortgage collateral. Such prepayments and scheduled principal payments further reduced Mortgage Related Investments by approximately $11,563,000.

These asset reductions were matched by a corresponding decrease in the related liability accounts, Funding Notes Payable and CMOs
Payable, from $69,934,000 to $13,259,000, or a decrease of

$56,675,000, as returned principal on the underlying mortgages was used to retire outstanding obligations secured by such mortgages or in the case of the Company's sales of ownership rights, the liability accounts are no longer the obligation of the Company.

Mortgage Derivative Securities decreased from $7,161,000 at December 31, 1993 to $3,264,000 at September 30, 1994, a decrease of $3,897,000, reflecting 1) a basis reduction of $2,444,000 due to the sale of four Mortgage Derivative Securities during the third quarter, 2) the amortization of premium, 3) minor writedowns of assets and 4) the return of principal basis of the assets held in this category.

Funds held by trustee decreased from $1,347,000 at December 31, 1993 to $391,000 at September 30, 1994. This category of assets represents the receipt of monthly mortgage payments awaiting further payment (reduction) of Funding Notes Payable at a future date.

Receivables on Mortgage Related Investments and Mortgage Derivative Securities declined from $5,608,000 at December 31, 1993 to
$365,000, a decrease of $5,243,000, reflective of the substantial drop in the corresponding assets, Mortgage Related Investments and Mortgage Derivative Securities, of $56,215,000.

A new asset category was established for "Receivables from sales of mortgage derivative securities," as the record date for sales occurred prior to the end of the third quarter. No similar category was necessary for 1993.

Notes Payable decreased from $3,814,000 at December 31, 1993 to $834,000 at September 30, 1994. At both dates, Notes Payable consists solely of repurchase agreements outstanding. Such $2,980,000 decrease in borrowings was the result of continued severe dealer margin calls under repurchase agreements during the first six months of the year and the repayment of $1,728,000 related to the sale of assets in the third quarter. All reductions in Notes Payable were made in cash.

The Company's Accumulated Deficit declined from $(37,855,000) at December 31, 1993 to $(37,148,000) at September 30, 1994. Since
the Company declared no dividend distribution for 1994's first three quarters, its total Net Income of $707,000 served to reduce its Accumulated Deficit.

EXPENSES AND USE OF BORROWED FUNDS

Operating expenses (Interest on Notes Payable and General and Administrative) were $746,000 for the nine months ended September 30, 1994 versus $1,520,000 for the nine months ended September 30, 1993, a decline of $774,000. The components of this decrease in Operating expenses include: 1) significantly reduced interest costs on Notes Payable, which decreased from $316,000 in 1993's first nine months to $102,000 for 1994's first nine months, as Notes Payable on the Balance Sheet declined from $5,226,000 to $834,000 between September 30, 1993 and September 30, 1994 primarily due to dealer margin calls, and 2) a decrease of General and Administrative Expenses from $1,204,000 in 1993's first nine months to $644,000 in 1994's corresponding period, a decline of $562,000 as part of an extensive expense reduction program on the part of the Company in response to the deterioration of its investment portfolio.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company is a party to various repurchase agreements, the proceeds of which have been used to acquire Mortgage Derivative Securities. (See notes 3 and 7 of Notes to Consolidated Financial Statements) At December 31, 1993 and September 30, 1994, the Company had outstanding under repurchase agreements $3,814,000, with maturities ranging from January 6, 1994 to April 4, 1994, and $834,000 with maturities at October 28, 1994. The repurchase agreements are secured by substantially all of the Company's Mortgage Derivative Securities. The repurchase agreements bear interest at a rate of 5.75% at September 30, 1994 and are adjusted periodically according to current market levels.

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

At September 30, 1994, the total amount borrowed by the Company was $834,000 while at December 31, 1993 the total amount borrowed was

$3,814,000. Such borrowings represented 12% and 62%, respectively, of stockholders' equity at September 30, 1994 and December 31, 1993. The Company is currently subject to a limitation on the amount of total borrowings of $25,000,000 pursuant to a policy adopted by its Board of Directors in March 1992, although such amount is substantially in excess of the Company's currently available credit sources.

During the period from June 8, 1992 through July 18, 1994, the Company was subject to various margin calls from the dealers with whom it had repurchase agreements. These margin calls, totalling $19,900,000, are the result of periodic dealer revaluations of the Mortgage Derivative Securities pledged by the Company to secure such borrowings. The extraordinarily high level of mortgage prepayments in the marketplace during the majority of this period and instability of the mortgage markets caused dealers to reassess the value of their collateral and call upon the Company to reduce its borrowings outstanding. The Company met all such repayment requirements primarily through either the use of cash flows from its portfolio of investments or the pledging of unencumbered assets. Since late July 1994, the substantial slowdown in actual and dealer forecasted prepayment speeds has produced a slight improvement in dealer valuations of the Company's pledged Mortgage Derivative Securities. As such, several assets have provided incremental borrowed amounts to the Company. Future repayment of margin calls, if any, would be met through the use of the Company cash balances or current cash flows from the Company's portfolio of investments. Any failure to meet any such margin calls could result in the liquidation of the margined collateral.

During the third quarter and October of 1994, the Company sold five Mortgage Derivative Securities. Since all of these Mortgage Derivative Securities were subject to repurchase agreement financing, their sales required the repayment in full of associated borrowed amounts. The payoff of these five repurchase agreements totaled $1,728,000 and reduced repurchase agreement borrowings to $634,000 as of late October 1994.

At September 30, 1994, the Company has pledged substantially all of its Mortgage Derivative Securities to secure repurchase agreement outstandings. Since dealers have reduced the financing value of these Mortgage Derivative Securities to minimum levels through margin calls, the Company believes that cash flows from the Company's current investment portfolio will be sufficient to enable the Company to meet its current and anticipated liquidity needs.
As mentioned above, recently, Wall Street dealers have reduced substantially their estimates of future prepayments on the mortgage collateral underlying the Company's Mortgage Derivative Securities, resulting in an increase in financing value on several of the Company's assets. At the current time, this increased financing value represents a source of additional liquidity to the Company.

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

             10.1 Stock Option Plan


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











Dated:  November 7, 1994