Form 10-K
RYMAC MORTGAGE INVESTMENT CORP
filed 1995-03-29
CIK 835669

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

               Annual Report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
     For the fiscal year ended December 31, 1994 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the transition period from ______________ to ______________

Commission file number 1-10001

                   RYMAC MORTGAGE INVESTMENT CORPORATION
          (Exact name of registrant as specified in its charter)

    Maryland                                    25-1577534
(State or other                      (I.R.S. Employer Identification No.)
jurisdiction of incorporation
or organization)

100 N. Fourth Street, Suite 813, P.O. Box 250, Steubenville, OH  43952
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (800) 666-6960

        Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01             American Stock Exchange, Inc.
   Title of each class               Name of exchange on which registered

        Securities registered pursuant to Section 12(g) of the Act:
                                   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of March 29, 1995, 5,210,600 shares of RYMAC Mortgage Investment Corporation common stock were outstanding, and the aggregate market value of the shares held by non-affiliates (based upon the closing price of the common stock on that date as reported on the American Stock Exchange Composite Tape) was approximately $5,536,262.

                   Documents Incorporated by Reference:

Registrant's 1995 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year.

                             PART I

Item 1.  Business


          (A)  General Development of Business.

          RYMAC Mortgage Investment Corporation (the "Company") was incorporated in the State of Maryland on July 1, 1988. Prior to 1994, the Company was primarily engaged in making investments in mortgage derivative securities and, to a lesser extent, mortgage related investments. Two wholly-owned, limited purpose finance subsidiaries of the Company, RYMAC Mortgage Investment I, Inc. ("RMI I") and RYMAC Mortgage Investment II, Inc. ("RMI II"), hold certain mortgage related investments. The Company also generates revenues from other sources, such as interest earnings on certain investments of the Company and sales of certain investments of the Company.

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

          No new investments have been added to the Company's portfolio since May 1992. During the period from the Company's inception in 1988 through early 1992, mortgage interest rate levels and prepayment speeds remained within ranges existent from 1970 to early 1992. Historically, cash received from the Company's investments represented interest and dividend earnings and the return of investment principal (basis). However, from June of 1992 to early 1994, mortgage rates declined to levels lower than those existent for the prior twenty years, resulting in extraordinarily rapid and sustained levels of residential mortgage prepayments. As a direct result, the Company's investments generated sharply reduced interest and dividend earnings and as the duration of high levels of prepayments continued, the Company's cash flows from returns of investment principal and interest and dividend earnings were also severely impaired and sufficient only to reduce the Company's borrowings (including margin calls), pay operating expenses and fund dividend distributions to stockholders during the second half of 1992, all of 1993 and 1994. As a result, the Company's investment strategy has been modified and the Company is investigating other business alternatives to the business currently conducted by the Company. Operating and capital losses incurred during 1992 through 1994 have resulted in tax losses estimated currently at $35,000,000. Such tax losses can be carried forward and utilized to offset future taxable income generated from current or contemplated activities before Company earnings are taxable or, as a REIT, result in dividend distributions. The Company is currently investigating the implementation of investment activity in tax sale certificates and is conducting discussions with a number of entities regarding business combinations. Both the new investment activity and any business combination could make effective use of the Company's tax loss position. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

          (C)  Narrative Description of Business.

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

          2. Operating Policies and Strategies. Unprecedented high levels of mortgage refinancings resulting in prepayment of the Company's assets for all of 1992 and 1993 and continuing into the early part of 1994, have caused the Company to incur large operating losses. The extended duration of these prepayments has permanently reduced cash flows and earnings from these same assets and caused the Company to consider alternative investment policies and strategies, including the purchase and financing of tax sale certificates, the selective purchase of mortgage derivative securities available periodically at attractive prices and evaluation of potential business combinations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Current Market and Future Prospects for the Company")

          During the three year period ended December 31, 1994, the Company incurred tax losses estimated at $35 million. Of this, it is estimated that $30 million represents operating losses while $5 million represents capital losses related to sales of assets. Tax losses may be carried forward for a period of up to 15 years from the date of occurrence. The Company's tax loss positions can be utilized to offset future taxable income before the Company's earnings again become taxable, or, as a REIT, result in required dividend distributions. Should its future activities be successful, the Company would be in a position to reinvest cash flows into suitable assets.

          Historically, the Company generated revenues primarily from investments in mortgage derivative securities ("Mortgage Derivative Securities"). The Company's investments in Mortgage Derivative Securities currently consist of (i) a class or classes of collateralized mortgage obligations ("CMOs") (as defined below) that either represents a regular class of bonds or a residual class of bonds or (ii) interests in a class or classes of mortgage-backed pass-through certificates that either represent a regular class of certificates or a residual class of certificates. These securities entitle the Company to receive a portion of the cash flow from the Mortgage Collateral (as defined below) underlying the CMOs or mortgage-backed pass-through certificates. For federal income tax purposes, a majority of the Company's Mortgage Derivative Securities represent interests in real estate mortgage investment conduits ("REMICs"). A CMO is a security issued in one or more classes ("CMO Classes") collateralized by a specific group of mortgage loans or mortgage certificates guaranteed by GNMA, FNMA or FHLMC (collectively, the "Mortgage Certificates" and together with the mortgage loans, the "Mortgage Collateral") and evidences the right of the investors to cash flows from the assets underlying such CMO. The Company had also generated revenues from Mortgage Related Investments (as defined below) and had purchased for its portfolio shares of common stock of companies engaged in businesses similar to the Company's.

          In addition, or as an alternative, the Company, with the approval of a majority of the Unaffiliated Directors, may adopt investment strategies which, among other things, could involve the acquisition of non-real estate related assets. Such strategies, if adopted, could result in the Company being unable to qualify as a REIT under the Code. The failure to qualify as a REIT could have severe adverse tax consequences for the Company. (See "Federal Income Taxation of the Company and Stockholders") However, the adverse tax consequences may be substantially mitigated by the Company's net operating losses.

          The Company may elect to purchase or otherwise reacquire, shares of its Common Stock, par value $.01 per share ("Common Stock"), if, in the opinion of the Board of Directors, such purchases can be made upon favorable terms that can be expected to result in an increase in distributions or value to the remaining stockholders without adversely affecting the ability of the Company to maintain its qualification as a REIT under the Code. The Company did not purchase any shares of Common Stock during calendar 1994 nor does it anticipate any purchase of shares during calendar 1995.

          The Company previously utilized borrowings to purchase certain of the investments described above and contemplates the use of borrowings to purchase future investments. During 1994, the Company elected to allow its bank line of credit to expire and repaid in full all outstanding repurchase agreements with Wall Street dealers. Since November 30, 1994, the Company has had no outstanding borrowings. (See "Capital Resources")

          3. Types of Investments. Historically, the Company's portfolio of assets has included:

          (a) Mortgage Related Investments. In its first fifteen months of operations, the Company's primary source of income was its mortgage related investments, wherein the Company purchased from issuers of CMOs the right to receive the cash flow of the CMO after debt service payments on the CMO are made ("Mortgage Related Investments").

          (b) Mortgage Derivative Securities. Although Mortgage Related Investments still constitute a portion of the Company's portfolio, the Company's portfolio also includes other investments, consisting of Mortgage Derivative Securities such as IOs, Inverse IOs, PAC and TAC IOs, POs, IOettes, Floating Rate and Inverse Floating Rate Bonds, Z Bonds, MBSs, and Residual Bonds, as defined below.

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

          9) An MBS, or Mortgage Backed Security, is a security backed by an undivided interest in a pool of mortgage loans. The cash flow from the mortgage loans is used to pay principal of, and interest on, the securities. The most commonly recognized MBSs are issued through the following three governmental entities: GNMA; FNMA; and FHLMC.

          10) Residual Bonds, in general, entitle the holder to receive all or a portion of the residual cash flow from an underlying CMO after payment of principal and interest on all other bond classes and other expenses related to administration of the CMO.

          4. Investment Portfolio. During the year ended December 31, 1994, the Company purchased no additional investments. (See "Current Business Environment" above, and "Management's Discussion and Analysis of Financial Condition and Results of Operations")


          The information presented below with respect to each of the Mortgage Derivative Securities and Mortgage Related Investments held by the Company at December 31, 1994, was provided to the Company either by the issuer of the related CMO or obtained from the Bloomberg Financial System ("Bloomberg"). The Company did not participate in the issuance of such CMOs and is relying on the respective CMO Issuers and Bloomberg regarding the accuracy of the information provided. The Company believes, however, that such information is accurate. In reading the information presented below, only information regarding CMO classes whose structure and balance affect the performance of the Company's investment in the related Mortgage Derivative Security or Mortgage Related Investment is shown. For investments where no information is shown for other CMO classes, the performance of the Company's investment relates solely to prepayment speeds on the underlying Mortgage Collateral.











































                                   Collateralized Mortgage Obligations
                                 Underlying Mortgage Related Investments
                                        Held on December 31, 1994


                                          Principal
                         Initial            Amount                                             Company's
                         Principal          as of                          Issue Date/         Percentage
Name of Issuer CMO       Amount         Dec. 31, 1994  Interest  Stated    First Optional      Ownership
  and Series   Class     (In Thousands) (In Thousands)  Rate     Maturity  Redemption Date      Interest

RYMAC IV

 Series 7      7-C        $11,000         $    210       8.550%  08/01/10     07/29/86           100%
               7-Z(1)       1,500            3,205       9.400   08/01/16  Later of 08/01/01
                                                                           or date Class 7-C
                                                                           fully paid


 Series 10                                                                    09/30/86           100%
               10-Z(1)      4,000            6,980       9.450   10/01/16  Later of 10/01/01
                                                                           or date Class 10-C
                                                                           fully paid


 Series 19     19-B         4,550            2,143       8.250   05/01/17     04/23/87           100%
                                                                              05/01/97







                                   (Notes to table appear on page 11)





                                    Collateralized Mortgage Obligations
                                 Underlying Mortgage Derivative Securities
                                         Held on December 31, 1994


                                          Principal
                         Initial            Amount                                             Company's
                         Principal          as of                          Issue Date/         Percentage
Name of Issuer CMO       Amount         Dec. 31, 1994  Interest  Stated    First Optional      Ownership
  and Series   Class     (In Thousands) (In Thousands)  Rate     Maturity  Redemption Date      Interest

FNMA
  REMIC        7-C        $  49,000       $  3,571      7.650%   01/25/12    04/29/88            15%
  Trust 1988-7 7-F          122,000          2,381       (3)     01/25/12  No optional redemp-   of Class
               7-Z(1)        20,000         36,967      9.250    04/25/18  tion permitted        7-R
               7-R              700             92       (5)     04/25/18


FNMA
  REMIC        11-A(2)       56,000         21,244      8.550    05/25/18    05/25/88            22%
  Trust 1988-1111-B(2)        6,700          2,542       (3)     05/25/18  No optional redemp-   of Class
               11-C          88,200          3,233       (3)     05/25/18  tion permitted        11-R
               11-D          49,100          1,800       (4)     05/25/18
               11-R              20              7       (5)     05/25/18


FHLMC
  Series 1248  H               186              42       (3)     03/15/22    03/30/92            10.8%
                                                                           Date amount of certif-
                                                                           icates is less than 1%
                                                                           of original amount


FNMA
  REMIC Trust  SA            1,360             312       (3)     12/25/21    12/30/91            12.87%
  1991-163                                                                 No optional redemp- of Class SA
                                                                           tion permitted


FHLMC
  Series 2                                                                   03/30/88            100%
               2-Z(1)       19,260          32,279      9.300    03/15/19  No optional redemp- of Class 2-R
               2-R             100               2  2,668.240(5) 03/15/19  tion permitted





                                    (Notes to table appear on page 11)

                                    Collateralized Mortgage Obligations
                                 Underlying Mortgage Derivative Securities
                                         Held on December 31, 1994


                                          Principal
                         Initial            Amount                                             Company's
                         Principal          as of                          Issue Date/         Percentage
Name of Issuer CMO       Amount         Dec. 31, 1994  Interest  Stated    First Optional      Ownership
  and Series   Class     (In Thousands) (In Thousands)  Rate     Maturity  Redemption Date      Interest
FHLMC
  Series 21                                                                   11/30/88            37.5%
               21-Z(1)    $  84,750      $121,225      9.500%    01/15/20  Date amount of multi-  of Class
               21-R             100            12        (5)     01/15/20  class bonds is less    21-R
                                                                           than 1% of original
                                                                           amount



Cornerstone    A-1           20,009         5,593      9.250     08/30/18    08/25/88             100%
  Mortgage     Interest                                                    Date amount of cer-    of Interest
  Investment   Receipts      None           None         (6)     08/30/18  tificates is less      Receipts
  Group II,                                                                than 10% of original
    Inc.                                                                   amount
  Series 13

  Series 14    A-1           15,012         3,195      9.250     09/30/18    09/25/88             100%
               Interest                                                    Date amount of cer-    of Interest
               Receipts      None           None         (6)     09/30/18  tificates is less      Receipts
                                                                           than 10% of original
                                                                           amount

PaineWebber    L-4(2)       114,200        48,846      8.950     07/01/18    06/30/88             17.8%
  CMO Trust    L-5              185           185        (5)     07/01/18  No optional redemp-    of Class L-5
  Series L                                                                 tion permitted







                                    (Notes to table appear on page 11)





                             NOTES TO TABLE



 (1) A Class of "Compound Interest Bonds" or "Accrual Certificates" on which interest accrues and is added to the principal amount of such CMO Class but on which interest and principal is not paid until all CMO
Classes having an earlier stated maturity are fully paid.


 (2) A Scheduled Amortization Class on which principal is paid on a preferred basis with respect to other
CMO Classes in a specified amount, to the extent funds are available.


 (3) A CMO Class whose interest rate varies based on a specified relationship to the 30-day London Interbank
Offered Rate for U.S. Dollar deposits ("LIBOR"), the 1 Year Treasury Index or the 3 Month Treasury Index,
subject to a maximum interest rate.  The interest rate at December 31, 1994 on Class 7-F of FNMA REMIC Trust
1988-7 was 5.10%.  The maximum interest rate payable on such CMO Class is 12.25%.  The interest rates at
December 31, 1994 on Class 11-B and 11-C of the FNMA REMIC Trust 1988-11 were 6.18% and 6.48%, respectively, with maximum interest rates payable of 12.75% and 14.0%, respectively.  The interest rate at December 31,
1994 on Class H of FHLMC Series 1248 was 3,971.02% with a maximum interest rate payable of 9,340.65%.  The interest rate at December 31, 1994 on Class SA of the FNMA REMIC Trust 1991-163 was 449.80% with a maximum interest rate payable of 1,034.80%.


 (4) Zero coupon Bond that does not bear interest.


 (5) Residual Bonds.


 (6) Beneficial ownership of undivided interests in 2.105263% of all future interest payments to be made on the GNMA certificates underlying the related CMO.












The following table sets forth certain information with respect to the collateral underlying such CMO(1):

                                       Collateral Descriptions



                         Type of           Remaining               Weighted           Weighted Average
                        Mortgage        Principal Amount            Average              Scheduled
    Issuer             Certificates        of Mortgage          Pass-Through           Remaining Term
      and               Securing          Certificates            Rate of               to Maturity
    Series              the CMO           (In Thousands)     Mortgage Certificates     (Years:Months)
RYMAC IV
  Series 7                FNMA               $   3,456             9.26%                    20:3
  Series 10               FNMA                   6,897             9.60                     19:3
  Series 19               FNMA                   2,077             8.63                     20:7


FNMA
  REMIC Trust
    1988-7                FNMA                  43,012             9.50                     21:6
  REMIC Trust
    1988-11               FNMA                  28,825             9.00                     21:11
  REMIC Trust
    1991-163              FNMA                 124,498             9.00                     24:5


FHLMC
  Series 2                FHLMC                 32,281             9.50                     18:0
  Series 21               FHLMC                121,237             9.50                     22:3
  Series 1248             FHLMC                 74,253             9.00                     22:8

Cornerstone
  Mortgage
  Investment
  Group II, Inc.
  Series 13               GNMA                   5,597             9.50                     22:10
  Series 14               GNMA                   3,198             9.50                     22:10


PaineWebber
  Series L                FNMA                  49,019             9.00                     21:3

TOTAL PORTFOLIO WEIGHTED AVERAGE PASS-THROUGH RATE                 9.22


(1)  Information on those RYMAC IV CMOs which did not have a payment date on January 1, 1995 is as of the payment date for such CMOs that preceded January 1, 1995.  All other information is as of January 1, 1995.

         5. Cash Flow from Investments. The Company's return on its investments has been substantially affected by a number of factors, including short-term interest rates to the extent that such rates affect certain of its investments, and the rates of prepayment of the underlying Mortgage Collateral. The rate at which principal payments occur on pools of single-family loans is influenced by a variety of economic, geographic, social and other factors. In general, however, mortgage loans are likely to be subject to higher prepayment rates if prevailing interest rates are significantly below the interest rates on the mortgage loans, as was the case during the time period of early 1992 to early 1994. Conversely, in the event that interest rates are near or above the interest rate on the mortgage loans, the rate of prepayment would be expected to decrease as has been the case since the second quarter of 1994. The extended duration of unprecedented high levels of prepayments during the early 1992 to early 1994 time period caused permanent impairment to the cash flow levels of a majority of the Company's assets, to such an extent that a return to slower prepayment speeds will not materially improve the cash flow performance of such assets. Other factors affecting the rate of prepayment of mortgage loans include changes in mortgagor's housing needs, job transfers, unemployment, mortgagors' net equity in the mortgaged properties, assumability of mortgage loans, servicing decisions and the cost of refinancing.

         The Company's Mortgage Derivative Securities each have different characteristics; thus the cash flows from any particular mortgage derivative security will vary based upon the structure of the particular Mortgage Derivative Security (see 3(b) above), the level of interest rates on mortgage loans and mortgage prepayment levels. However, the Company's portfolio of Mortgage Derivative Securities has been materially adversely affected because of such levels.

         The Company's cash flow from its Mortgage Related Investments is derived from three principal sources: (a) any positive difference between the interest rates of the Mortgage Collateral and the weighted average interest rates of the related CMO Classes; (b) any amounts available from prepayments on the Mortgage Collateral that are not necessary for debt service payments on such CMOs; and (c) any reinvestment income in excess of amounts required to ensure timely payments of principal and interest on such CMOs. The positive difference between rates on the Mortgage Collateral and the weighted average rates on the related CMO Classes was negatively affected by the rapid levels of mortgage prepayments in the 1992 to early 1994 period. Rapid prepayments result in 1) a reduction of the positive difference available to the Company and 2) a shortened duration of such positive difference. Also, lower interest rates result in reduced reinvestment rates.

         Excess cash flow from a particular investment will decline over time and eventually terminate.

         6. Other Potential Investments. The Company's Board of Directors adopted Investment Guidelines ("Guidelines") to provide general parameters for the Company's investments and borrowings pursuant to which the Company may make investments without case by case approval by the Board of Directors. The Guidelines list certain investments which the Company is permitted to make. Pursuant to the Guidelines, the Company may purchase Mortgage Collateral which the Company may hold or pledge to secure a CMO or to back other mortgage related securities. The Company may also acquire shares of equity securities of other CMO residual REITs. Additionally, the investment criteria set forth in the Guidelines, allow the Company, for a fee, to issue commitments to sellers of Mortgage Collateral. The Company may purchase mortgage loans (i) that are eligible for securitization and guaranty by GNMA, FNMA or FHLMC or (ii) that are not eligible for such securitization and guaranty. The Company may also purchase Mortgage Collateral that could subsequently be used to secure various CMOs issued by one or more CMO Issuers, and may participate in the issuance of CMOs by forming, acquiring or entering into arrangements with CMO Issuers. The Company has not engaged in any of such activities to date and does not expect to consider such activities. However, due to the performance of the Company's investment portfolio since 1992 and the current business environment for mortgage investments in general, the Company has made no additional investments since May 1992 and is currently required to seek specific Board of Directors approval for purchases of any new investment. The Board of Directors has authorized management 1) to make an initial investment in a portfolio of tax sale certificates, 2) to continue evaluation of the potential for financing and securitization of tax sale certificates, 3) to evaluate business combination proposals that could effectively utilize the Company's tax loss position and
4) to periodically consider the purchase of specific Mortgage Derivative Securities available at attractive prices due to supply and demand disallocations in the mortgage markets.

         7. Capital Resources. Prior to April 1993, the Company maintained a line of credit with a commercial bank for $5,000,000 with an expiration of March 31, 1993. During the process of documenting the line of credit renewal, the Company determined that the collateral pledged to the bank under the line of credit had substantially greater borrowing value to the Company in other financing arrangements, particularly repurchase agreements, than the value provided under the bank line of credit. Accordingly, the Company and the bank agreed to the release of the majority of the collateral pledged thereunder and the maintenance of a reduced line of credit of $250,000 with an expiration date of April 30, 1994, at which date the Company elected to allow such line of credit to expire. At April 30, 1994 (the expiration date), no amount was outstanding and at December 31, 1993, no amount was borrowed under the line.

         The Company had historically supplemented its funds available for investment through repurchase agreements. The repurchase agreements entered into by the Company involved the transfer by the Company of certain of its assets to a financial institution in exchange for cash in an amount that was less than the fair market value of such assets. At the same time, the Company agreed to repurchase such assets at a future date at a price equal to the cash paid by such financial institution plus interest thereon. The extraordinarily high level of mortgage prepayments in recent periods caused dealers to reduce substantially the financing value of investments pledged under repurchase agreements. Under such circumstances, the Company was required to reduce the amount of outstanding borrowings by cash payments under the repurchase agreement or the delivery of other unencumbered investments, thus reducing the Company's ability to purchase new investments, as was the case from June 1992 through mid 1994. (See "Management's Discussion and Analysis - Liquidity and Capital Resources")

         At December 31, 1994 and March 29, 1995 the Company had no outstanding borrowings under repurchase agreements. As such all of the Company's Mortgage Derivative Securities are available to secure any future borrowings.

         The Company's By-laws provide that it may not incur additional indebtedness if, after giving effect to such indebtedness, its aggregate indebtedness (other than liabilities incurred in connection with participation in the issuance of CMOs and any loans between the Company and its corporate subsidiaries), secured and unsecured, would exceed 300% of the Company's average invested assets, in each case on a consolidated basis, as calculated at the end of each calendar quarter in accordance with generally accepted accounting principles, unless such additional indebtedness is approved by a majority of the Unaffiliated Directors. The Company is currently operating under a borrowing limitation pursuant to a policy adopted by its Board of Directors that limits total borrowings to $25,000,000, an amount substantially in excess of the amount the Company would be able to borrow under the current operating condition of the Company. At December 31, 1994 and March 29, 1995, the Company had no indebtedness outstanding. The Company's contemplated future activities could include borrowings by the Company which would be secured by a pledge of newly acquired assets and/or current portfolio assets.

         The Company has authorized 50,000,000 shares of Common Stock. Although the Company recognizes that its current financial condition substantially limits its ability to raise additional equity capital, the successful implementation of alternative investment strategies and/or the negotiation of a business combination could provide the investment values necessary to raise additional equity capital. The Company believes that, subject to the successful initiation of alternative investment activities and/or a business combination, raising additional equity capital is in the long-term best interests of the Company.

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

         8. Investment Restrictions. Restrictions on investments by the Company in certain types of assets are imposed by the provisions of the Investment Company Act of 1940, as amended (the "Investment Company Act"). During 1994, the Company believes that its investment activities did not bring it within the definition of an investment company under the Investment Company Act because it was primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The Investment Company Act specifically excepts entities primarily engaged in such activities from the definition of an investment company (the "Real Estate Exception"). Under interpretations issued by the staff of the Securities and Exchange Commission, in order to qualify for the Real Estate Exception, the Company must maintain at least 55% of its assets in mortgage loans or certain other interests in real estate, and another 25% of its assets in those or certain other types of real estate-related interests. The ability of the Company to acquire Mortgage Derivative Securities may be limited by the Investment Company Act depending, among other things, upon whether the Company acquires all or only a portion of the residual interest in a CMO, the nature of the collateral underlying such CMO and the composition of the balance of the Company's assets at the time of each such acquisition. Under interpretations of the staff of the Commission, investments in mortgage-backed or other mortgage related securities (including mortgage certificates) that are securities considered to be separate from the underlying mortgage loans are not considered to be investments in mortgage loans for purposes of the 55% test unless such securities represent all the certificates issued with respect to the underlying pool of mortgages. The Company's investment policies prohibit it from making any investments that would cause the Company to be an investment company within the meaning of the Investment Company Act. The Company monitors its operations in order to evaluate the qualification of the Company for the Real Estate Exception.

         Uncertainties exist as to the interpretation of the exception from the definition of an investment company under the Investment Company Act for companies primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The Company believed that, based upon its historical method of operation, it fell within such exception. In connection with the review by the Commission of the registration statement for the Company's initial public offering, the Company had been advised, based on a preliminary review, that the staff of the Division of Investment Management of the Commission, while not taking a definitive position, was not in agreement with the Company's conclusion. If the Company were required to register as an investment company or to revise materially its contemplated method of operation to qualify for an exemption, it would be subject to additional limitations and restrictions on its activities.

         Between December 31, 1991 and 1994, changes in assets held by the Company caused the composition of the Company's balance sheet to change sufficiently to cause the Real Estate Exception historically relied upon by the Company to be unavailable. Nevertheless, pursuant to Rule 3a-2 under the Investment Company Act, the Company is deemed not to be an investment company for a period not to exceed one year, provided that it has a bona fide intent to be engaged, as soon as is reasonably possible and in any event by the termination of such one-year period, in a business other than that of investing, reinvesting, owning, holding or trading in securities. Management of the Company believes that certain of the new investment activities contemplated by the Company could satisfy such requirement, and, if commenced within such one-year period, thereby result in continued exemption of the Company from the Investment Company Act. In addition, if the Company reaches a determination that such investment activities are not sufficient to cause the Company to be exempt from the Investment Company Act, the Company would seek to acquire real estate assets sufficient to enable it to again qualify for the Real Estate Exception or take such other actions to enable it to continue to be exempt from the Investment Company Act, although no assurances can be given that the Company would be able to successfully maintain any such exemption.

         If the Company is unable to qualify for the Real Estate Exception or otherwise engage in a business other than that of an investment company, it will be required to register as an investment company under the Investment Company Act. The Company is unable to predict how registration under such Act would affect its current plans to pursue new investment activities or business combinations. Registration under the Investment Company Act would also require the investments held by the Company to be adjusted to market value at the balance sheet date to the extent not done so already. The other financial statement reporting and disclosure requirements of the Investment Company Act may differ in certain respects from those to which the Company is currently subject.

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

         Dividends paid for a fiscal year in excess of the Company's earnings and profits, as computed for federal income tax purposes, are reported as a return of capital to the Company's stockholders. Some of the Company's investments constitute REMIC residual interests. Certain of these residual interests produce "excess inclusion" income (see "Excess Inclusion Income" below) during the fiscal year. The Code requires that excess inclusion income be included in a taxpayer's income even though the taxpayer has losses that would otherwise offset such income. As a result, the Company could have taxable income from excess inclusions in a taxable year even though it has losses from other investments that would normally be sufficient to offset the amount of such excess inclusion income. The Company is required to distribute the taxable income representing excess inclusions to meet its 95% distribution requirement and to avoid a corporate level tax on such income. When such income is distributed to a stockholder, the stockholder will have taxable income, rather than a return of capital, equal to its share of such excess inclusion income during the fiscal year. For fiscal 1993, the Company reported that all its distributions paid in 1993, even though it experienced both a net loss and a tax loss for 1993, represented excess inclusion income. For 1994, the Company made no distributions. For a stockholder, excess inclusion income cannot be offset by losses, except in the case of certain excess inclusion income for certain savings and loan associations and their "qualified" subsidiaries.

         The most significant Organizational Requirement is that the stock of the Company must be widely held. This requires that the stock of the Company be held by a minimum of 100 persons for at least 335 days in each taxable year and that no more than 50% in value of the stock be owned, actually or indirectly, by five or fewer individuals at any time during the second half of each taxable year. For this purpose, some pension funds and certain other tax-exempt entities are treated as individuals. To evidence compliance with these requirements, the Company is required to maintain records that disclose the actual ownership of its outstanding shares of Common Stock. In fulfilling its obligations to maintain records, the Company must demand written statements each year from the record holders of designated percentages of its shares of Common Stock which would, among other things, disclose the actual owners of such shares.

         Excess Inclusion Income

         All of the cash dividends distributed to the Company's stockholders in 1993 were comprised of "excess inclusion" income. There were no distributions for 1994. Excess inclusion income is attributable to CMO issuances for which an election has been made to be treated as a REMIC for federal income tax purposes. The portion of the Company's dividends determined to be excess inclusion income is taxable to certain otherwise tax-exempt stockholders as unrelated business income. In addition, generally, excess inclusion income may not be offset by any deductions or losses, including net operating losses.

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

         Additional provisions regarding restrictions on transfers and redemptions of the Company's shares are set forth in the Company's Articles of Incorporation, which were filed as Exhibit
3.1 to Amendment No. 1 to the Company's Registration Statement No. 33-22891 on Form S-11.

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

         13. Competition. In purchasing Mortgage Derivative Securities, Mortgage Collateral and tax sale certificates, the Company competes, or will compete, with investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies and other lenders, other REITs, GNMA, FNMA and FHLMC and other entities, many of which have greater financial resources than the Company.

         As a REIT, the Company's business activities are limited by the provisions of the Code that require a REIT to meet certain tests to maintain its qualification as a REIT. Many of the Company's competitors operate through entities that may have more flexibility than the Company in conducting their business operations.

         14. Employees. The Company employs two full-time employees and one part-time employee as of December 31, 1994, and utilizes the services of consultants, as necessary.

Item 2.  Properties.

         The Company does not own real estate or physical property. The executive offices of the Company are located in leased space at 100 North Fourth Street, Suite 813, P.O. Box 250, Steubenville, Ohio 43952. The lease covering such space can be terminated at any time after August 14, 1995 with notice to the lessor.

Item 3.  Legal Proceedings.

         As of December 31, 1994, there were no legal proceedings pending or threatened to which the Company or its subsidiaries were a party or to which any of their respective property was subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1994.




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

                                                 Per Share
                                                 Dividends
                                                 Paid or
                        High            Low       Declared

First Quarter  1993      5 3/8          3 1/2    $ 0.00
Second Quarter 1993      3 5/8          2 5/16     0.00
Third Quarter  1993      2 3/8          1 3/8      0.00
Fourth Quarter 1993      2              1          0.04

First Quarter  1994      1 7/16         1 1/8    $ 0.00
Second Quarter 1994      1 1/8            11/16    0.00
Third Quarter  1994      1                11/16    0.00
Fourth Quarter 1994      1 1/4            11/16    0.00

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

         The Company's Common Stock was held by 569 stockholders of record on March 29, 1995.

Item 6.  Selected Financial Data.

FINANCIAL HIGHLIGHTS - 1994, 1993, 1992, 1991 AND 1990
_____________________________________________________________________________________________

(amounts in thousands except per share data)

EARNINGS DATA
For the Years Ended December 31, 1994, 1993, 1992, 1991 and 1990
_____________________________________________________________________________________________
                                 1994     1993      1992     1991     1990
__________________________________________________________________________________________
Revenues (1)                  $  4,085 $(13,588) $ 21,861 $ 52,182 $ 55,224
Expenses                         3,280   12,036    23,729   44,244   50,075
Net Income (loss) (2)              805  (25,624)   (1,868)   7,938    5,149
Net Income (loss) per share       0.15    (4.92)    (0.36)    1.52     0.97
Taxable Income (loss) (3)&(4)   (8,500) (10,823)  (16,656)   9,190    8,806
Taxable Income (loss) per share  (1.63)   (2.08)    (3.20)    1.76     1.66
Weighted Average Shares
 Outstanding                     5,211    5,211     5,211    5,211    5,317
Dividends Paid per Share          0.00     0.04      0.90     1.75     1.66
_____________________________________________________________________________________________
OTHER FINANCIAL DATA
At December 31, 1994, 1993, 1992, 1991 and 1990
_____________________________________________________________________________________________
                                1994      1993     1992     1991     1990
_____________________________________________________________________________________________

Mortgage Related Investments  $12,430  $ 65,248  $142,396 $332,998 $463,163
Mortgage Derivative Securities  1,990     7,161    40,727   41,720   42,515
Total Assets                   19,892    81,097   197,860  394,026  518,809

Funding Notes Payable          12,538    44,892    94,329  230,781  314,874
CMOs Payable                        0    25,042    54,886  106,585  140,135
Notes Payable                       0     3,814    14,833   12,241   16,851
Total Liabilities              12,905    74,915   166,184  355,455  478,624

Total Stockholders' Equity      6,987     6,182    31,676   38,571   40,185
Shares of Common Stock
 Outstanding                    5,211     5,211     5,211    5,211    5,228





(1)  Includes for 1993, cumulative effect of change in accounting principle of $(1,530).

(2)  See note 8 to Audited Consolidated Financial Statements.

(3)  Amounts estimated for 1994.

(4)  See Management's Discussion and Analysis - Dividend Policy.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

INVESTMENT PHILOSOPHY AND INVESTMENT ACTIVITIES (HISTORICAL)

        The Company's current portfolio of investments is sensitive to changes in interest rates and mortgage prepayments. The lowest mortgage interest rate levels in 20 years were reached in 1992 and continued to 25 year lows during the fourth quarter of 1993, resulting in unprecedented mortgage refinancings and vastly accelerated mortgage prepayments. As a result of the high level and extended duration of these prepayments, earnings and cash flows from the Company's current investments have been adversely impacted. For a large majority of the assets, earnings and cash flows have been permanently impaired and did not recover even as prepayments returned to more historical levels in the second, third and fourth quarters of 1994. This permanent impairment is the direct result of the massive level of paydowns on the mortgages collateralizing the Company's investments. Since most of the Company's assets represent the ownership of identified cash flows in diverse CMO structures, prepayments of the underlying mortgage collateral, especially of the magnitude and duration experienced from early 1992 through early 1994, will permanently reduce cash flows even when prepayment speeds slow. As an example, an "interest only" type investment in a CMO collateralized by $100 million in mortgages produces only 20% of the original expected cash flows when the underlying mortgage collateral prepays to a $20 million level.

        Historically, cash received from the Company's portfolio of investments represented interest and dividend earnings and the return of investment principal (basis). Interest and dividends were used to 1) pay operating expenses and 2) make dividend distributions to stockholders. Cash flow, representing returned investment principal, was used to repay Company borrowings, including dealer margin calls on repurchase agreements, and to purchase new investments for the Company's portfolio. Since mid-year 1992, total cash flows have been utilized to reduce the Company's borrowings (including margin calls), pay operating expenses and fund minimal dividend distributions to stockholders. During the second half of 1992, all of 1993 and 1994, the Company has elected not to purchase any new assets. During the same time period, Company borrowings were reduced from approximately $22,000,000 to zero. New purchases of mortgage derivative securities are currently restricted to those specifically approved by the Company's Board of Directors.


CURRENT MARKET AND FUTURE PROSPECTS FOR THE COMPANY

        As a result of the rapid decline in refinancing activity, mortgage prepayment speeds for most mortgage coupon levels have fallen substantially since the first quarter of 1994. These decreases in prepayment speeds have resulted in a stabilization of the Company's remaining cash flows and improved market values on some of its assets. However, the extended duration of historically high and unprecedented prepayments has permanently reduced the level of cash flows and earnings from the same assets; thus the Company does not expect any increase in cash flows or earnings from its current portfolio. Nevertheless, this stabilization of cash flows has increased the time available to the Company to evaluate and implement available opportunities.

        During the third quarter and early fourth quarter of 1994 and as a direct result of the substantial slowdown in prepayment speeds of mortgages collateralizing the Company's investments, the Company sold six mortgage derivative assets for approximately $4.25 million, representing a gain of approximately $650,000 over the Company's carrying value for these same assets. After repayment of related debt on these assets of approximately $1.9 million, the Company increased its cash balances by $2.31 million.

        Simultaneously, the Company has reduced operating expenses in all expenditure areas, particularly employment costs (2-1/2 current employees from 7 prior employees), consulting fees, officer compensation, communications/information expenses and Directors' fees (as of April 4, 1994, the annual fee payable to members of the Company's Board of Directors was reduced to $1.00 per year). The Company has reduced operating expenses by approximately 75% since early 1993. At such reduced expense levels, the periodic cash flows from the Company's current assets are in excess of the Company's operating expenses.

        During the three year period ended December 31, 1994, the Company incurred tax losses estimated at $35 million. Of this amount, it is estimated that $30 million represents operating losses while $5 million represents capital losses related to sales of assets. Absent the existence of future excess inclusion income (see "Dividend Policy"), future cash flows from the Company's current portfolio of investments would represent, to a large degree, return of investment principal (basis) to the Company and not taxable income required to be distributed as dividends to stockholders. Additionally, the Company's tax loss carryforward positions can be utilized to offset future taxable income generated from newly contemplated activities before the Company's earnings again become taxable and result in the requirement for dividend payments. Should the contemplated investment activities be successful, the Company would be in a tax position to use cash flows to rebuild the Company's investment portfolio prior to resuming taxable dividend payments.

        With expectations of a continuing period of more stable mortgage market performance and in order to utilize the Company's accumulated tax loss positions, the Company is exploring alternative investment activities involving 1) the acquisition of tax sale certificates mentioned in its second and third quarter 1994 Reports on Form 10Q, 2) the selective purchase, with Board approval, of mortgage derivative securities having attractive risk/return profiles reflective of the materially altered marketplace for such securities and 3) the evaluation of several business combination proposals that could effectively utilize its tax loss position and add significant earning assets to the Company's balance sheet.

        First, the Company has made continuing progress toward implementation of a strategy of acquisition and potential financing of tax sale certificates on residential and commercial properties. All of the actions, approvals and authorizations necessary to begin this alternative investment activity are currently incomplete and no assurance can be given regarding the implementation of such activities. Nevertheless, continued progress has been made in 1) establishing the parameters of a program acceptable to the investment community and the structure that would be necessary to implement same; 2) retention of an experienced and recognized acquisition and servicing agent; 3) obtaining the necessary warehouse financing; 4) retaining a trustee and back-up servicer;
5) obtaining an investment grade rating from one of the recognized national rating agencies regarding the issuance of collateralized notes; 6) identifying an agent for placement of the collateralized notes and 7) engaging legal counsel for preparation of documentation.

        Acquisition of tax lien certificates could include incremental borrowings by the Company and exposure to market risks. It is the Company's intention to incur only non-recourse debt in connection with any such investments by means of a pledge of the underlying assets acquired and subordination of the Company's cash investment in the new assets. The Company believes that use of conservative underwriting standards should serve to mitigate market risks in the newly acquired assets. The Company expects to make its initial equity investment in tax sale certificates during the second quarter of 1995.

        In addition, as a result of new investment regulations and increased capital requirements for insurance companies, investment funds, pension funds, commercial banks and savings banks, the investing activities of these entities in mortgage derivative products have been greatly reduced, creating an oversupplied market. As a result, the Company may from time to time investigate acquiring a limited number of mortgage derivative securities available at attractive price levels. If acquired, such securities would be purchased at discount prices, backed by lower coupon mortgages less subject to substantial volatility in prepayment speed levels and contain AAA rated principal guarantees. Nevertheless, these securities would, if purchased, introduce to the Company an added degree of prepayment and interest rate risk. If implemented, the Company would use a conservative level of leveraging, through repurchase agreement financing, to increase returns available to the Company.

        No assurances can be given regarding the successful implementation of either of these new investment activities, given dependence upon financial market conditions, the availability of assets that meet established underwriting criteria, the final successful negotiation of a servicing contract in the case of tax sale certificates, the existence of market competition and the successful placement of non-recourse debt and repurchase agreement borrowings.

        Finally, since the second quarter of 1994 and simultaneous with the consideration of new investment activities, the Company has analyzed numerous potential business combinations. At the current time the Company is conducting discussions with several parties attempting to identify a value maximizing opportunity. Although several of these discussions are positive in tone, any business combination is subject to extensive negotiations of an economic, financial, and legal nature, to changes in general market conditions and to the attitudes and requirements of another entity. If an attractive transaction is identified and recommended by the Company's Board of Directors, stockholders would be asked for approval to proceed through a proxy vote.

        If the Company is unable to successfully institute new investment activities or a business combination as described above, the Company's ability to re-establish and conduct an investment business would be significantly impaired. Under such circumstances, the Company would consider an orderly liquidation of its current assets and distribution of resulting net proceeds to stockholders. The market for mortgage derivatives, which represents the majority of the Company's investment portfolio, is currently erratic and illiquid. Buyers of mortgage derivatives are demanding substantial yields which often result in unsatisfactory sale prices for these types of assets. Under these market conditions, the Company could realize greater value for stockholders through the periodic payout of cash flows received from the assets in combination with specific asset sales at future dates at improved prices.


DIVIDEND POLICY

        In accordance with the Code, the Company is required to distribute at least 95% of its taxable income to its stockholders each year in order to maintain its status as a REIT. Dividends paid for a fiscal year in excess of the Company's taxable income are reported as a return of capital to the Company's stockholders, except as provided below.

        Some of the Company's investments constitute REMIC residual interests. Certain of these residual interests may produce "excess inclusion" income during the fiscal year. The Code requires that excess inclusion income be included in a taxpayer's income even though the taxpayer has losses that would otherwise offset such income. As a result, the Company could have taxable income from excess inclusions in a taxable year even though it has losses from other investments that would normally be sufficient to offset the amount of such excess inclusion income. The Company is required to distribute the taxable income representing excess inclusions to meet its 95% distribution requirement and to avoid a corporate level tax on such income. When such income is distributed to a stockholder, the stockholder will have taxable income, rather than a return of capital, equal to its share of such excess inclusion income during the fiscal year. The Company reported for fiscal 1993 that all distributions paid for 1993 represented excess inclusion income. No distributions were paid for fiscal 1994, but the Company estimates the existence of a minor amount of excess inclusion income for 1994. Due to the minor amount of such excess inclusion income, the Company will pay the income taxes due (an amount expected to be less than $3,500) rather than incur the expense of a negligible stockholder distribution. For a stockholder, generally, excess inclusion income cannot be offset by losses.


RESULTS OF OPERATIONS

1994 TO 1993 COMPARISONS

        For both years ended December 31, 1994 and 1993, the Company's Balance Sheet and Statement of Revenues and Expenses reflect substantial changes related to the unprecedented high level and extended duration of residential mortgage prepayments experienced during all of 1992 and 1993 and continuing into the early portion of 1994. These prepayments have resulted in the Company incurring significant losses during such periods.

Statement of Revenues and Expenses

        For fiscal 1993 and 1994, the Company derived its income
(loss) primarily from its investments in Mortgage Derivative Securities. The Company's portfolio contains several types of mortgage derivative securities. For each security that the Company purchases, it receives the right to certain designated cash flows. Due to the nature of these securities, income calculated in accordance with the Code ("Taxable Income") and income calculated in accordance with generally accepted accounting principles ("Net Income") are not always identical for any particular period, especially when mortgage prepayment speeds are exceedingly rapid, as for 1992 and 1993, or exceedingly slow.

        The rapid prepayment environment of 1992 to early 1994 is reflected in the substantial differences between Taxable Loss and Net Income/(loss).

                                   1994              1993

Net Income/(loss)             $    805,000       $(25,624,000)
Taxable Loss                  $ (8,500,000)      $(10,823,000)
                               (estimated)

Net Income/(loss) per share      $ 0.15             $(4.92)
Taxable Loss per share           $(1.63)            $(2.08)
                               (estimated)


        Net Income/(loss), as calculated in accordance with generally accepted accounting principles, and as presented in the accompanying consolidated financial statements, for the twelve months ended December 31, 1994, was $805,000, or $0.15 per share, as compared to $(25,624,000), or $(4.92) per share, for the twelve months ended December 31, 1993.

        Generally accepted accounting principles require the Company to periodically evaluate its Investments based upon current and expected future mortgage prepayment speeds and interest rates and, effective December 31, 1993, market discount rates, as well. (See note 2 to the Company's Consolidated Financial Statements)
The record level of mortgage prepayments during 1992 and 1993 and into the early portion of 1994 caused the Company to revalue its Investments periodically, resulting in valuation adjustments of $25,569,000 during 1993 but only $285,000 for the year ended December 31, 1994. Such adjustments are reflected as a reduction of interest revenues in the Company's Consolidated Statements of Revenues and Expenses.

        The substantial improvement in the Company's Net Income/(loss) from 1993 to 1994 of $26,429,000 is due to 1) drastically larger writedowns in value of Company Investments during 1993, 2) larger gains from the sale of assets in 1994 and 3) sharply reduced operating expenses for 1994. Downward asset valuation adjustments in 1993 were $25,569,000, while such writedowns in 1994 were only $285,000, a decrease of $25,284,000. The large magnitude of asset valuation writedowns during 1993 reflected unprecedented actual mortgage prepayment levels and market expectations of a continuation of high prepayment levels. 1994's minor valuation adjustments reflect the dramatic slowdown in prepayment speeds and resultant stabilization in values of securities collateralized by mortgage loans. In 1993, the Company recorded gains on the sale of mortgage related investments of $838,000 and losses on the sale of marketable equity securities of $486,000, for a total net gain of $352,000 from asset sales. In 1994, the Company had total net gains of $1,119,000, of which $461,000 related to the sale of ownership rights in three mortgage related investments and $658,000 related to the sale of six mortgage derivative securities. The difference in sales gains represents an increase of $767,000 in Net Income between periods. Absent these sales gains, the Company's Net Income would have been $38,000. The Company also reduced operating expenses from $1,703,000 in 1993 to $850,000 in 1994, a decrease of $853,000.
These three substantial improvements, when combined with other minor income reductions on assets between 1993 and 1994, provide for an increase in the Company's Net Income of $26,429,000.

        The assumptions used to value assets at the end of each quarter take into consideration the current level of interest rates (short and long), actual mortgage prepayment speeds experienced for each asset through the end of the quarterly period, Management's evaluation of the market expectations of future prepayment speeds for the mortgages backing each asset and, effective December 31, 1993, the application of a market discount rate to future cash flows. If prepayment speeds were to occur at levels higher than market expectations, market expectations of future mortgage prepayment speeds increase beyond current anticipated levels, short term interest rates increase beyond their current levels, or the market discount rate applied were to be increased, further reductions in the value of the Company's Investments would be necessary.

        Interest revenue on Mortgage Related Investments decreased from $9,205,000 for the year ended December 31, 1993 to $2,208,000 for the year ended December 31, 1994, as a result of the substantial reduction in Mortgage Related Investments on the Company's Balance Sheet between December 31, 1993 and December 31, 1994, discussed below. Interest revenue on Mortgage Derivative Securities was $(23,345,000) for the year ended December 31, 1993 as compared to $612,000 for the year ended December 31, 1994. The $23,957,000 increase in interest revenue on Mortgage Derivative Securities was primarily attributable to a $24,800,000 writedown of this asset category for 1993 while such writedowns were only $285,000 for 1994. Such writedowns are deducted from Mortgage Derivative Securities interest revenues. There was also a general reduction in interest earnings on that same asset category from 1993 to 1994 resulting from the high mortgage prepayments during the period in the amount of $600,000.

        Interest expense on Funding Notes and CMOs Payable decreased from $10,333,000 to $2,430,000 for the years ended 1993 and 1994, respectively, as a result of the offsetting balance sheet decline of Funding Notes and CMOs Payable, discussed below. Operating expenses (which includes "Interest on Notes Payable" and "General and Administrative") decreased from $1,703,000 for 1993 to $850,000 for the comparable period in 1994. This decrease between periods of $853,000 was the result of reduced interest expense on Notes Payable of $188,000 as the Company repaid all amounts outstanding under repurchase agreements during 1994 and a reduction in General and Administrative Expenses of $665,000 as the Company reduced costs in response to the deterioration of its investment portfolio.

Balance Sheet

        The Company's assets declined during the twelve month period ended December 31, 1994 by $61,205,000, to a total of $19,892,000 at December 31, 1994. This decrease is attributable to the Company's Mortgage Related Investments declining during the twelve month period from $65,248,000 to $12,430,000, a decrease of $52,818,000. This reduction is primarily the result of 1) the sales, during February 1994, of the ownership rights of two RYMAC IV Bond Series, and during June 1994, of the ownership rights to the RMSC Bonds, in order to take advantage of market premiums on the underlying Mortgage Collateral (such sales reduced Mortgage Related Investments by $40,755,000), 2) substantial prepayments on collateral underlying the Company's remaining Mortgage Related Investments and 3) to a much lesser extent, regularly scheduled principal payments on the underlying Mortgage Collateral. Such prepayments and scheduled principal payments further reduced Mortgage Related Investments by approximately $12,000,000.

        These asset reductions were matched by a corresponding decrease in the related liability accounts, Funding Notes Payable and CMOs Payable, from $69,934,000 to $12,538,000, or a decrease of $57,396,000. The sale of ownership rights includes the transfer of CMO and Funding Note obligations to the buyers while regularly scheduled and prepaid principal on the underlying mortgages serve to retire outstanding obligations secured by such mortgages. The sale of ownership rights reduced CMO and Funding Notes by $42,012,000, while regularly scheduled and prepaid mortgage payments produced approximately $15,400,000 in reductions.

        Mortgage Derivative Securities decreased from $7,161,000 at December 31, 1993 to $1,990,000 at December 31, 1994, a decrease of $5,171,000, reflecting 1) the amortization and return of the cost basis of the assets held in this category of approximately $1,335,000, 2) the writedown of carrying value of such securities which represents additional amortization in 1994 totaling $285,000 and 3) the sale of six securities during the third and fourth quarters of 1994 which removed the cost basis of such assets from the balance sheet totaling $3,551,000.

        Funds held by trustee decreased from $1,347,000 at December 31, 1993 to $172,000 at December 31, 1994. This category of assets represents the receipt of monthly mortgage payments awaiting further payment (reduction) of Funding Notes and CMOs Payable at a future date. The magnitude of this account is directly affected by the substantial decrease in Mortgage Related Investments discussed above.

        Receivables on Mortgage Related Investments and Mortgage Derivative Securities declined from $5,608,000 at December 31, 1993 to $257,000 at December 31, 1994. Such $5,351,000 decrease is directly attributable to the sizeable decreases in Mortgage Related Investments and Mortgage Derivative Securities discussed previously.

        Notes Payable, consisting solely of repurchase agreements, decreased from $3,814,000 at December 31, 1993 to $0 at December 31, 1994 due primarily to the result of dealer margin calls during 1994 and Kidder Peabody & Company's payment demand on five repurchase agreements, which occurred immediately prior to Paine Webber's acquisition of them during 1994. At November 30, 1994 the Company repaid Kidder Peabody $433,000, reducing its Notes Payable balance to zero.

        Net Income for 1994 of $805,000, or $0.15 per share, is reflected as a decrease to the Accumulated Deficit. Such amount decreased from $(37,855,000) at December 31, 1993 to $(37,050,000)
at December 31, 1994. Estimated Taxable Income was a negative $8,500,000, or $(1.63) per share. As a result, the Company declared no dividends for 1994.

1993 TO 1992 COMPARISONS

Statement of Revenues and Expenses

        Net Loss for the year ended December 31, 1993 was $(25,624,000) or $(4.92) per share as compared to Net Loss of $(1,868,000), or $(0.36) per share for the year ended December 31, 1992, a decrease of $23,756,000. This significant decrease was due primarily to 1) substantially reduced gains on sales of assets in 1993 as compared to 1992 and 2) the large magnitude of writedown of asset valuations in 1993 to reflect the continuing high levels of mortgage prepayment speeds in that year as compared to already significant adjustments in 1992.

        Gains on sales of assets in 1992 were $1,602,000 compared to $352,000 in net gains in 1993, a decrease of $1,250,000. Generally accepted accounting principles which require periodic evaluation of the Company's Investments based upon current and expected future prepayment and interest rate levels and, for 1993, the application of a discount rate to expected future cash flows, caused 1993 writedowns of asset valuations totalling $25,569,000 (such writedowns are reflected as reductions to interest revenues on the Company's Statement of Revenues and Expenses) compared to $7,921,000 for 1992, a difference of $17,648,000. Reduced sales gains of $1,250,000 and asset writedown increments of $17,648,000, totalling $18,898,000 represent approximately 80% of the decrease in Net Income from 1992 to 1993. The remaining difference of $4,800,000 was the net result of generally reduced interest yields on the Company's portfolio of Investments in 1993 related to the extremely high level of mortgage prepayments in such year netted against a decrease in expenses (Interest on Notes Payable, General and Administrative and Management Fees) which declined from $2,722,000 in 1992 to $1,703,000 in 1993.

Balance Sheet

        The Company's assets declined during the twelve month period ended December 31, 1993 by $176,763,000, to a total of $81,097,000 at December 31, 1993. This decrease was attributable to the Company's Mortgage Related Investments declining during the twelve month period from $142,396,000 to $65,248,000, a decrease of $77,148,000. This reduction was primarily the result of 1) the calling, during January and September 1993, of two RYMAC IV Bond Series in order to take advantage of market premiums on the underlying Mortgage Collateral of each of those series (such calls reduced Mortgage Related Investments by approximately $16,917,000),
2) unprecedented prepayments on collateral underlying the Company's remaining Mortgage Related Investments and 3) to a much lesser extent, regularly scheduled principal payments on the underlying Mortgage Collateral. Such prepayments and scheduled principal payments further reduced Mortgage Related Investments by approximately $60,000,000.

        These asset reductions were matched by a corresponding decrease in the related liability accounts, Funding Notes Payable and CMOs Payable, from $149,215,000 to $69,934,000, or a decrease of $79,281,000, as returned principal on the underlying mortgages was used to retire outstanding obligations secured by such mortgages.

        Mortgage Derivative Securities decreased from $40,727,000 at December 31, 1992 to $7,161,000 at December 31, 1993, a decrease of $33,566,000 reflecting 1) the amortization and return of the cost basis of the assets held in this category of approximately $8,766,000 and 2) the writedown of carrying value of such securities which represented additional amortization in 1993 totalling $24,800,000.

        Funds held by trustee decreased from $3,922,000 at December 31, 1992 to $1,347,000 at December 31, 1993. This
category of assets represents the receipt of monthly mortgage payments awaiting further payment (reduction) of Funding Notes and CMOs Payable at a future date.

        Marketable securities decreased from $332,000 at December
31, 1992 to $0 at December 31, 1993, reflecting the result of the sale of stock of TIS Mortgage Investment Company ("TIS") during 1993.

        Notes Payable decreased from $14,833,000 (inclusive of $575,000 of bank line borrowings and $14,258,000 of repurchase agreements) at December 31, 1992 to $3,814,000 at December 31, 1993, consisting solely of repurchase agreements. Such $11,019,000 decrease in leverage was principally the result of severe dealer margin calls under repurchase agreements throughout 1993.

        The Company declared dividends of $0.04 per share, or $208,000, for 1993, while incurring a Net Loss of $(25,624,000), or $(4.92) per share, and Taxable Income of a negative $(10,823,000), or $(2.08) per share. The dividend of $0.04 per share represents "excess inclusion income" for 1993 which under the Code for Real Estate Investment Trusts must be distributed as dividends, even during periods where the Company has losses in excess of such excess inclusion amount. This amount, $208,000, plus the Net Loss of $25,624,000 and the reversal of $338,000 carried at December 31, 1992 as an unrealized loss but in 1993 representing a portion of the Company's Net Loss on the sale of the Company's entire holding of TIS, is reflected as an increase in Accumulated Deficit. Such amount increased from $(12,361,000) at December 31, 1992 to $(37,855,000) at December 31, 1993.

        At December 31, 1992, the Balance Sheet reflected an Unrealized Loss on Marketable Equity Securities of $(338,000). This amount represented the difference between the cost basis of the Company's investment in TIS and the market value of such investment at December 31, 1992. As stated above, the Company's entire holding of TIS was liquidated during 1993.


EXPENSES AND USE OF BORROWED FUNDS

        Operating expenses (Interest on Notes Payable and General and Administrative) were $850,000 for the year ended December 31, 1994 versus $1,703,000 for the year ended December 31, 1993, a decline of $853,000. The components of this significant decrease in Operating expenses include: 1) reduced interest costs on Notes Payable, which decreased from $297,000 in 1993 to $109,000 for 1994, as Notes Payable on the Balance Sheet declined from $3,814,000 to $0 between December 31, 1993 and December 31, 1994 due to dealer margin calls and 2) a decrease of General and Administrative Expenses from $1,406,000 in 1993 to $741,000 in 1994, a decline of $665,000 as part of a continuing expense reduction program in response to the deterioration of the investment portfolio.

        The Company had used the proceeds from repurchase agreements to fund a portion of its portfolio of Mortgage Derivative Securities. (See notes 3 and 7 of Notes to Consolidated Financial Statements and "Liquidity and Capital Resources") The Company had also maintained a line of credit used to fund day-to-day operating needs and in past periods to also temporarily fund acquisitions of new investments pending negotiation of repurchase agreements or awaiting return of invested principal. During 1993, the Company reduced its line of credit availability from $5,000,000 to $250,000 (see "Liquidity and Capital Resources") due to its ability to use available collateral more efficiently in repurchase agreement financings. In the second half of 1993 and through the first four months of 1994, the Company had no borrowings under its $250,000 line of credit and allowed the line of credit to expire on April 30, 1994.


LIQUIDITY AND CAPITAL RESOURCES

        The Company was a party to various repurchase agreements, the proceeds of which had been used to acquire Mortgage Derivative Securities. (See Notes 3 and 7 of Notes to Consolidated Financial Statements) At December 31, 1993 and December 31, 1994, the Company had outstanding under repurchase agreements $3,814,000, with maturities ranging from January 6, 1994 to April 4, 1994, and $0, respectively. The repurchase agreements were secured by substantially all of the Company's Mortgage Derivative Securities.

        The Company had maintained a line of credit with a commercial bank for $250,000 which expired on April 30, 1994 and, at the Company's election, was not renewed. The Company's decision to allow its line of credit to expire was based upon the sale during the first half of 1994 of the ownership rights in three of the assets used to collateralize the line of credit and the insignificant borrowing value that the remaining collateral would support.

        At December 31, 1994, the total amount borrowed by the Company was $0 while at December 31, 1993 the total amount borrowed was $3,814,000. Such borrowings represented 0% and 62%, respectively, of stockholders' equity at December 31, 1994 and December 31, 1993. The Company is subject to a limitation on the amount of total borrowings of $25,000,000 pursuant to a policy adopted by its Board of Directors in March 1992, although such amount is substantially in excess of the Company's current available credit sources.

        From June 8, 1992 through November 30, 1994, the Company was subject to continuous dealer margin calls based upon periodic dealer revaluations of the Mortgage Derivative Securities pledged by the Company to secure repurchase agreement borrowings, including Kidder Peabody's full payment demand in late 1994. Total repurchase agreement repayments during the June 8, 1992 to November 30, 1994 time period were $22,085,000. The extraordinarily high level of mortgage prepayments in the marketplace during the majority of this period and instability of the mortgage markets caused dealers to reassess the value of their collateral and call upon the Company to reduce its borrowing outstandings. The Company met all such repayment requirements primarily through either the use of cash flows from its portfolio of investments or the pledging of unencumbered assets. In mid 1994, the substantial slowdown in actual and dealer forecasted prepayment speeds produced a slight improvement in dealer valuations of the Company's pledged Mortgage Derivative Securities. As such, several assets provided a source of incremental borrowing amounts to the Company for a period of time.

        During the third quarter and early fourth quarter of 1994, the Company sold six Mortgage Derivative Securities. Since all of these Mortgage Derivative Securities were subject to repurchase agreement financing, their sales required the repayment in full of associated borrowed amounts. The repayment of these repurchase agreements totaled $1,901,000 and reduced repurchase agreement borrowings to $432,000 as of late October 1994. At November 30, 1994, the Company repaid in full its remaining repurchase agreement obligations and has had no outstanding Notes Payable since that date. As such, all of the Company's remaining Mortgage Derivative Securities are available to secure any future borrowings.


































Item 8.  Financial Statements and Supplementary Data.



RYMAC MORTGAGE INVESTMENT CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements




                                                    PAGE


Consolidated Financial Statements

Independent Auditors' Report                        41

Consolidated Balance Sheets as of
December 31, 1994 and 1993                          42

Consolidated Statements of Revenues and Expenses
 for the years ended December 31, 1994,
 1993 and 1992                                      43

Consolidated Statements of Stockholders' Equity
 for the years ended December 31, 1994,
 1993 and 1992                                      44

Consolidated Statements of Cash Flows
 for the years ended December 31, 1994,
 1993 and 1992                                      45

Notes to Consolidated Financial Statements          46






















                  INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of RYMAC Mortgage Investment Corporation:


We have audited the consolidated balance sheets of RYMAC Mortgage Investment Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RYMAC Mortgage Investment Corporation and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



/s/ KENNETH LEVENTHAL & COMPANY
New York, New York
March 3, 1995

RYMAC MORTGAGE INVESTMENT CORPORATION

CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________________

December 31, 1994 and 1993
(amounts in thousands except share data)                           1994          1993
________________________________________________________________________________________
ASSETS
 Real estate investments:
  Mortgage related investments plus net premiums
   of $0 and $840 (note 4)                                      $ 12,430       $ 65,248
  Mortgage derivative securities (notes 2 and 3)                   1,990          7,161
_______________________________________________________________________________________

                                                                  14,420         72,409
 Cash                                                              4,917          1,695
 Funds held by trustee                                               172          1,347
 Receivables on mortgage related investments                         212          5,139
 Receivables on mortgage derivative securities                        45            469
 Other assets                                                        126             38

_______________________________________________________________________________________

                                                                $ 19,892       $ 81,097
_______________________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Funding notes payable (note 5)                                 $ 12,538       $ 44,892
 CMOs payable (note 6)                                                 -         25,042
 Accrued interest on funding notes
  and CMOs payable                                                   179            584
 Notes payable (note 7)                                                -          3,814
 Dividends payable                                                     -            208
 Other liabilities                                                   188            375
_______________________________________________________________________________________

                                                                  12,905         74,915

COMMITMENTS AND CONTINGENCIES (notes 2, 3, 7 & 9)
STOCKHOLDERS' EQUITY
 Common stock:  par value $.01 per share
  50,000,000 shares authorized,
  5,210,600 issued and outstanding at
  December 31, 1994, and 1993                                         52             52
 Additional paid-in capital                                       43,985         43,985
 Accumulated Deficit (note 8)                                    (37,050)       (37,855)
________________________________________________________________________________________

                                                                   6,987          6,182
________________________________________________________________________________________

                                                                $ 19,892       $ 81,097

_______________________________________________________________________________________

See notes to consolidated financial statements.


RYMAC MORTGAGE INVESTMENT CORPORATION


CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
______________________________________________________________________________________

For the Years Ended December 31, 1994, 1993 and 1992

(amounts in thousands except share data)          1994       1993       1992
______________________________________________________________________________________

REVENUES
  Interest:
   Mortgage related investments (note 4)       $  2,208     $ 9,205    $20,402
   Mortgage derivative securities (note 3)          612     (23,345)      (815)
   Temporary investments                             37         160        610
  Gain (loss) on the sale of marketable
   equity securities                                  -        (486)         -
  Gain on the sale of mortgage derivative
   securities                                       658           -        180
  Gain on the sale of mortgage related
   investments, net                                 461         838      1,422
  Other                                             109          40         62
______________________________________________________________________________________

                                                  4,085     (13,588)    21,861
______________________________________________________________________________________

EXPENSES

  Interest on funding notes payable               1,723       6,551     13,273
  Interest on CMOs payable                          707       3,782      7,734
  Interest on notes payable                         109         297        965
  Management/Settlement fees (note 9)                 -           -        127
  General and Administrative                        741       1,406      1,630
______________________________________________________________________________________
                                                  3,280      12,036     23,729
______________________________________________________________________________________
  Net Income (loss) (note 2)                  $     805    $(25,624)  $ (1,868)

______________________________________________________________________________________
  Net Income (loss) per share (note 2)        $    0.15    $  (4.92)  $  (0.36)

______________________________________________________________________________________
  Weighted average number of common
   shares outstanding                         5,211,000   5,211,000  5,211,000

______________________________________________________________________________________





See notes to consolidated financial statements.






RYMAC MORTGAGE INVESTMENT CORPORATION


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
________________________________________________________________________________________
For the Years Ended
December 31, 1992,                                                             Total
1993, and 1994                    Number            Additional  Accumulated    Stock-
(amounts in thousands except        of      Common    Paid-In    Deficit       Holders'
share data)                       Shares     Stock    Capital    (Note 8)      Equity

_______________________________________________________________________________________

Balance at December 31, 1991   5,210,600     $52      $48,160     $(9,641)      $38,571
________________________________________________________________________________________

1992 Unrealized Loss               -          -           -          (338)         (338)
1992 Net Loss                      -          -           -        (1,868)       (1,868)
1992 Dividends Declared            -          -        (4,175)       (514)       (4,689)
________________________________________________________________________________________

Balance at December 31, 1992   5,210,600      52       43,985     (12,361)       31,676
________________________________________________________________________________________

1993 Unrealized Loss               -          -           -           338 (1)       338
1993 Net Loss                      -          -           -       (25,624)      (25,624)
1993 Dividends Declared            -          -           -          (208)         (208)
________________________________________________________________________________________

Balance at December 31, 1993   5,210,600      52       43,985     (37,855)        6,182
________________________________________________________________________________________

1994 Net Income                    -          -           -           805           805
1994 Dividends Declared            -          -           -           -             -
________________________________________________________________________________________

Balance at December 31, 1994   5,210,000     $52      $43,985    $(37,050)       $6,987
________________________________________________________________________________________








See notes to consolidated financial statements.





(1) Reversal of prior year unrealized loss as current year realized loss.









RYMAC MORTGAGE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
_________________________________________________________________________________________
For the Years Ended December 31, 1994, 1993 and 1992

(amounts in thousands except share data)             1994       1993       1992
_________________________________________________________________________________________
Operating Activities:
  Net Income (loss)                               $   805    $(25,624)   $(1,868)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of net premium on mortgage
      related investments                             840         675      1,653
    Amortization of premiums on
      mortgage derivative securities                1,429      31,142     14,940
    Interest accrued and added to funding notes
      payable                                         658       1,782      1,886
    Decrease in interest receivable on
      mortgage related investments                    505         701      1,611
    Decrease (increase) in interest receivable on
      mortgage derivative securities                  373          (5)       235
    Decrease in accrued interest on funding notes
      payable and CMOs payable                       (405)       (881)    (1,584)
    Loss (gain) on the sales of investments          (658)        486       (180)
    Decrease in accrued expenses payable             (395)        (88)    (2,128)
    Other, net                                        (87)         87         39
  Net cash provided by operating activities          3,065      8,275     14,604
_________________________________________________________________________________________
Investing Activities:
  Purchase of investments                                -          -       (392)
  Principal payments on mortgage related
   investments                                      56,400     79,917    191,845
  Decrease in funds held by trustee                  1,175      2,575         66
  Principal payments on funding notes payable      (33,012)   (51,219)  (138,338)
  Principal payments on CMOs payable               (25,042)   (29,844)   (51,699)
  Purchase of mortgage derivative securities             -          -    (15,697)
  Proceeds from sales of investments                 4,209        184        505
  Principal payments on mortgage derivative
   securities                                          241      2,398      1,438
  Return of investment basis in equity investments       -          -         53
  Net cash (used in)/provided by investing           3,971      4,011    (12,219)
     activities
_________________________________________________________________________________________
Financing Activities:
  Net proceeds (repayments) from notes payable      (3,814)   (11,019)     2,592
  Dividends paid                                         -       (208)    (4,689)
  Net cash used in financing activities             (3,814)   (11,227)    (2,097)

_________________________________________________________________________________________
Net increase in cash                                 3,222      1,059        288

Cash at beginning of year                            1,695        636        348
Cash at end of year                               $  4,917   $  1,695    $   636
__________________________________________________________________________________________

Supplemental disclosure of cash flow information:
  Interest paid (net of amount added to funding
  notes payable)                                  $  2,329   $  9,931    $21,460
  Dividends declared                                     -        208      4,689



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

Mortgage Related Investments

Mortgage related investments are carried at their outstanding principal balance, plus or minus the applicable premium or discount. The net premium on mortgage related investments was amortized over the estimated lives of the investments using the interest method. (See note 4). Due to the sale of several of the Company's mortgage related investments during 1994, the Company determined that the remaining balance of any premiums was nominal and, as such, decided to amortize all premiums at December 31, 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

Mortgage Derivative Securities

Mortgage derivative securities have been recorded at cost and are amortized over their estimated lives using the interest method.
(See note 3)

The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 115 ("FASB-115"), "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Prior to this date, the Company had been applying Emerging Issues Task Force ("EITF") Issue No. 89-4 "Accounting for a Purchased Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate" in its quarterly valuation of its Mortgage Derivative Securities. EITF 89-4 required a valuation adjustment when, under market based assumptions as to future mortgage prepayment speeds and interest rate levels, the nominal cash flows expected from a Mortgage Derivative Security asset were less than the then current carrying value of the asset.

The Company first applied FASB-115 to its December 31, 1993 financial statements. FASB-115 requires that impaired investments be carried at fair market value. The EITF has concluded that an impairment to value under FASB-115 has occurred if the future cash flows, discounted at a risk free rate (the yield associated with a U.S. Treasury Security with a maturity approximating the average life of the future cash flows from the Company's portfolio of investments), are less than the investment's carrying value.

Fair Value

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" ("FASB 107"), requires the Company to disclose the fair value of financial instruments for which it is practicable to estimate such value and to disclose the method(s) and assumptions used to estimate such value(s). Each of Notes 3, 4, and 5 discuss the fair value of the Company's mortgage derivative securities, mortgage related investments and funding notes payable, respectively.

For mortgage related investments, prices for similar mortgage-backed securities were obtained from Wall Street Dealers active in
mortgage-backed markets.   It  is  important to note, however, that
the current market premiums on such similar mortgage-backed securities are not available to the Company unless and until the Company is able to call for early redemption the funding notes that NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

are collateralized by such mortgage related investments. The potential for early redemption (calls) is specific to each underlying collateralized obligation and the indenture covering such transaction. For the Company's three remaining mortgage related investments the timing of early redemptions based upon the current market conditions and individual indenture restrictions are not predictable and likely to be at distant future dates.

In regard to funding notes payable, market price quotations for these underlying obligations were obtained from a dealer who actively trades such instruments. Although these instruments currently trade at par or slight discounts in the present financial environment, the Company's obligation thereunder is equal to the face principal amounts without any applicable premiums or discounts. In certain circumstances, however, a premium to face may be paid in order to effect a specific early redemption.

Investment Restrictions

In addition to qualifying as a REIT under the Code, the Company's investment activities are restricted by provisions of the Investment Company Act of 1940 as amended (the "Investment Company Act"). Until 1994, the Company believed that its investment activities did not bring it within the definition of an investment company under the Investment Company Act because it was primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens and interests in real estate (the "Real Estate Exception"). Under interpretations issued by the staff of the Securities and Exchange Commission, in order to qualify for the Real Estate Exception, the Company must maintain at least 55% of its assets in mortgage loans or certain other interests in real estate, and another 25% of its assets in those or certain other types of real estate related interests. Between December 31, 1991 and 1994, changes in assets held by the Company caused the composition of the Company's balance sheet to change sufficiently to cause the Real Estate Exception historically relied upon by the Company to be unavailable. Under Rule 3a-2 of the Investment Company Act, the Company is deemed not to be an investment company for at least one year, provided that the Company has a valid intent to engage in a business other than that of investing, reinvesting, owning, holding or trading in securities. Management believes that certain of the new activities contemplated could satisfy such requirement, or alternatively, the Company could acquire real estate assets sufficient to qualify for the Real Estate Exception.

If the Company is unable to qualify for the Real Estate Exception
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

or engage in a business other than that of an investment company, it will be required to register as an investment company under the Investment Company Act. The Company is unable to predict how registration under such Act would affect its current plans to pursue new investment activities or business combinations. Registration under the Investment Company Act would also require the investments held by the Company to be adjusted to market value at each financial reporting date to the extent not done so already. Other financial statement reporting and disclosure requirements of the Investment Company Act may differ in certain respects from those to which the Company is currently subject.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

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

At December 31, 1994 and 1993, the Company had investments in
Mortgage Derivative Securities as set forth below:


         PORTFOLIO OF MORTGAGE DERIVATIVE SECURITIES              1994      1993
         ________________________________________________________________________
         Collateralized Mortgage Obligation Trust 39
           ("CMOT 39")                                          $   -    $   466
         Collateralized Mortgage Obligation Trust 46
           ("CMOT 46")                                              -         81
         Collateralized Mortgage Obligation Trust 47
           ("CMOT 47")                                              -        864
         FNMA REMIC Trust 1988-7 ("FNMA 1988-7")                    73       177
                -  Trust 1988-11 ("FNMA 1988-11")                  410       467
                -  Trust 1988-14 ("FNMA 1988-14")                    -       843
                -  Trust 1990-09 Class H ("FNMA 1990-09")            -       989
                -  Trust 1991-163 Class SA ("FNMA 1991-163")       763       930
         FNMA Stripped Mortgage-Backed Securities
           Trust 127 ("FNMA 127")                                    -       646
         FHLMC Multi-Class Mortgage Participation
           Certificates
           (Guaranteed)
             - Series 2 ("FHLMC 2")                                164       202
             - Series 21 ("FHLMC 21")                                -        11
             - Series 1235 Class L ("FHLMC 1235")                    -       509
             - Series 1248 Class H ("FHLMC 1248")                  528       914
         Cornerstone Mortgage Investment
           Group II, Inc.
             - Series 13 ("Cornerstone 13")                         32        38
             - Series 14 ("Cornerstone 14")                         20        24
         ________________________________________________________________________
                                                               $ 1,990   $ 7,161
         ________________________________________________________________________

Of the eight mortgage derivative securities reflecting a zero basis for 1994 in the table above, six securities were sold while the Company reduced its carrying value on two other securities to zero NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 3 - Mortgage Derivative Securities (continued)

due to the projection of minimal future cash receipts on these two securities. During the third quarter of 1994, the Company sold four mortgage derivative securities for a net gain of $470 and during the fourth quarter of 1994, the Company sold two additional securities for a net gain of approximately $188, for total gains in 1994 of $658. The net proceeds from these sales will be directed toward new business opportunities which the Company is currently pursuing.

Under FASB-115, future cash flows are discounted at a rate reflective of market yields for assets of the type held by the Company. At December 31, 1994 and 1993, the Company applied a discount rate of 12% to the cash flows for its portfolio of Mortgage Derivative Securities except for two assets where at December 31, 1994 (FNMA 1988-7 and FHLMC 1248) a 16% discount rate was applied to reflect the negative effects caused by an increase in short-term interest rates on these two assets. If the Company had applied higher discount rates, the resulting FASB-115 adjustment would have increased. In 1994, the Company established a valuation reserve account to provide for future downward valuation adjustments. At December 31, 1994, the balance of the valuation reserve account was utilized to reduce the value of certain assets. Total valuation adjustments for 1994 were $285 as compared with $26,330 for 1993.

Additionally, in accordance with FASB-107, the Company is required to compute the estimated fair value of its mortgage derivative securities by projecting anticipated future cash flows and discounting those cash flows at discount rates established in market transactions for securities having similar characteristics and backed by collateral of similar rate and term.

For the December 31, 1994 estimate of fair market values, the Company used the same prepayment and interest rate assumptions as for its determination of carrying values under FASB-115. (See note
2) The PSA speeds vary depending on the collateral. The prepayment assumption model used by the Company incorporates a market methodology established by the Public Securities Association ("PSA"). Such model assumes a rate of prepayment each month of the unpaid principal balance of a pool of mortgage loans. 100% of PSA assumes that 0.2% per annum of the then outstanding principal balance of a pool of mortgage loans will prepay in the first month of the life of such mortgage loans and an additional 0.2% per annum in each month thereafter (for example, 0.4% per annum in the second month, 0.6% in the third month, etc.) until the 30th month. Beginning with the 30th month and in each month thereafter, 100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 3 - Mortgage Derivative Securities (continued)

PSA assumes a constant prepayment rate of 6% per annum of the then outstanding principal balance of such mortgage loans. On a bi-weekly basis, Bloomberg Financial Markets ("Bloomberg") obtains PSA estimates for a wide range of mortgage coupons and ages from several dealers in mortgage derivative securities and makes them available to Bloomberg's subscribers.

The prepayment speeds used by the Company in establishing the estimated fair value of its securities at December 31, 1994 are:


                                   Bloomberg Median PSA
Collateral/(Year of Issue)       As of December 31, 1994

     GNMA 9.5%      (1986)                165%
     FNMA/FHLMC 9.0 (1986)                191
     FNMA/FHLMC 9.0 (1991)                184
     FNMA/FHLMC 9.5 (1986)                205


Such PSA assumptions do not purport to be an historical description of prepayment experience or a prediction of the future rate of prepayments of any mortgage loan.

All assets were modeled forward using the December 31, 1994 Bloomberg Median PSA for the life of each asset. LIBOR was assumed at 6.00% for the life of the assets and discount rates of 12% and 16% were applied. Since PSA, interest rate and discount rate assumptions under FASB-115 and FASB-107 were identical for the Company's Mortgage Derivative Securities at December 31, 1994, fair market values and carrying values of such assets are equal.

None of the Company's mortgage derivative securities are pledged as collateral for any borrowings and thus represent a source of increased liquidity to the Company.
_________________________________________________________________

Note 4 - Mortgage Related Investments

The Company's mortgage related investments consist of ownership interests in certain classes of mortgage-backed securities issued by Ryan Mortgage Acceptance Corporation IV and, until June 1994, Ryland Mortgage Securities Corporation (as described below).



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

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

On September 23, 1988, the Company purchased from Ryan Mortgage Acceptance Corporation IV ("RYMAC IV") certain GNMA certificates and FNMA certificates and other collateral owned by RYMAC IV and pledged to secure RYMAC IV's Mortgage Collateralized Bonds, Series 3, 4, 7, 10 and 19 (collectively the "RYMAC IV Bonds"). (See note
5) These mortgage related investments and other collateral were purchased subject to the lien of the Indenture between RYMAC IV and the Trustee (the "RYMAC IV Indenture") pursuant to which the RYMAC IV Bonds were issued and subject to the rights of the Trustee and the bondholders thereunder. (See note 5) This series of five purchase agreements grant to the Company certain additional rights with respect to the RYMAC IV Bonds, such as the right, if any, to substitute collateral, the right to direct the reinvestment of collateral proceeds and the right to call the related RYMAC IV Bonds.

During the first quarter of 1994, the Company sold its ownership rights in the RYMAC IV Series 3 and 4 Bonds ("Series 3" and "Series 4", respectively), for a net gain of approximately $595. (See note
5) For the remaining RYMAC IV Bond Series 7, 10 and 19, it is not currently anticipated that either call options or the contractual assignment of the Company's rights will be available to the Company. The Company assigned its ownership rights in the RMSC Bonds to a third party during the second quarter of 1994 and realized a net loss of approximately $134.

At December 31, 1994 and 1993 the Company owned mortgage related investments with aggregate outstanding principal balances of $12,430 and $64,408, respectively, which provide for monthly principal and interest payments. The RYMAC IV collateral bears interest at rates ranging from 7.75% to 10.50% and have scheduled

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 4 - Mortgage Related Investments (continued)

maturity dates ranging from July 1, 2001 to April 1, 2017.

The Company held the following mortgage related investments as of December 31, 1994:

                          Interest            Final
                            Rate            Maturity        Principal
   Description             Range           Date Range        Amount

87 Pools of FNMA          7.75% to         7/01/2001         $12,430
Certificates,             10.50%           to 4/01/2017
18 of which were
under $50


The following is a summary of total mortgage related investments for the years ended December 31, 1994 and 1993:


                                                1994             1993

Balance at beginning of year                  $ 64,408         $140,881

Sales of collateral or ownership rights        (40,755)         (17,483)

Collections of principal                       (11,223)         (58,990)
                                              ________         ________
Balance at end of year                        $ 12,430         $ 64,408


The 1994 sales of collateral or ownership rights were in connection with the RYMAC IV Series 3 and 4 bonds and the RMSC bonds. (See note 5)

In accordance with FASB-107, the Company obtained prices from a Wall Street Dealer for the mortgage-backed securities collateralizing the Company's mortgage related investments.

Although the FNMA Certificates were trading at premiums to their face values as of December 31, 1994, as described in note 2, the premiums on these FNMA Certificates are only available to the Company under limited circumstances related to early redemption of specific series of bonds.

In March 1994, the Company sold its ownership rights in Series 3 and 4 including the rights to excess cash flows until applicable Series call option dates, the rights to effecting the call options and the rights to the premiums, if any, existent on the underlying GNMA and FNMA certificates at future call dates. After providing NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 4 - Mortgage Related Investments (continued)

for the expenses of these contractual assignments and expensing of the remaining premium on both Series, the Company recorded a net gain of $595. The Company also assigned its ownership rights in the RMSC Bonds to a third party during the second quarter for a net loss of $134.

For the remaining RYMAC IV Bond Series 7, 10 and 19, it is not currently anticipated that either call options or the contractual assignment of the Company's rights will be available to the Company. The Company estimates the fair value of the RYMAC IV Bond Series 7, 10 and 19 to be $12,430, which equals the carrying value at December 31, 1994.
_________________________________________________________________

Note 5 - Funding Notes Payable

Funding notes payable represent limited recourse notes delivered to RYMAC IV as partial payment for the purchase of mortgage related investments and other collateral, and have payment terms the same as the related series of RYMAC IV Bonds. (See note 4) The funding notes payable consisted of three and five multi-class series at December 31, 1994 and 1993, respectively, having stated maturities ranging from August 1, 2010 to May 1, 2017 and July 1, 2010 to May 1, 2017, respectively. The classes of each series of funding notes payable bear interest at fixed rates. The range of fixed rates at December 31, 1994 and 1993 were 8.25% to 9.45% and 8.25% to 11.20%, respectively.

Principal and interest payments on the mortgage related investments are used to make the monthly or quarterly payments on the funding notes payable. In addition, prepayments of the underlying mortgage related investments are passed through as prepayments of the funding notes payable so that the funding notes payable may be fully paid prior to their stated maturities. During the first quarter of 1994, the Company sold its ownership interest in the RYMAC IV Series 3 and 4 Bonds. (See note 4)

In accordance with FASB-107, the Company obtained prices for its Funding Notes Payable as of December 31, 1994, from a dealer actively trading in RYMAC IV Bonds and other bonds of this type. Such bonds were trading at par or slight discounts to their face values as of December 31, 1994. Market discounts on trades of these obligations do not affect the Company. The Company's obligations for repayment of its Funding Notes Payable are at par through receipt of principal and interest payments on its mortgage related investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 6 - CMOs Payable

CMOs payable represented the RMSC Bonds. (See note 4) The RMSC Bonds, secured by insured mortgage loans and other collateral, consisted of one multi-class series with each class bearing interest at fixed annual rates. The range of fixed rates at December 31, 1993 was 9.80% to 9.85%. The Company sold its ownership rights in the RMSC Bonds during May 1994. (See note 4)
_________________________________________________________________

Note 7 - Notes Payable

Notes payable represented repurchase agreements with Wall Street dealers and borrowing availability under a commercial bank line of credit. During 1994, all repurchase agreements were repaid and the line of credit was allowed to expire.

At December 31, 1993, the Company was a party to twelve separate repurchase agreements for borrowings of $3,814 which were collateralized by certain mortgage derivative securities. As of December 31, 1993 these repurchase agreements had interest rates ranging from 3.30% to 5.00% with maturities ranging from January 6, 1994 to April 4, 1994. At December 31, 1993, $2,622 of such repurchase agreements was outstanding with Kidder Peabody and Company (nine separate repurchase agreements). These nine repurchase agreements were secured by the pledge of mortgage derivative securities with a carrying value of $4,820 and had an average weighted maturity of 57 days.

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










NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 7 - Notes Payable (continued)

The following summarizes information related to the Company's short-term borrowings during 1994:

                                                          Maximum    Average    Weighted
                                             Weighted     Amount     Amount     Average
                                   Balance   Average   Outstanding Outstanding  Interest
                                   at End    Interest     During     During    Rate During
              Description         of Period    Rate        1994       1994        1994
            Line of Credit           $0         0%       $    0      $    0          0%

            Repurchase Agreements     0         0         4,108       2,275       4.81

_________________________________________________________________

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

For 1994, the Company made no distribution to its stockholders and it expects to have a tax loss of approximately $8.5 million for the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 8 - Federal Income Taxes and Distributions (continued)

year. The Company's taxable losses for 1992 and 1993 aggregate to approximately $28 million. The Company's cumulative tax losses are likely to aggregate $35 million. During 1993, the Company's investment in certain REMICs produced excess inclusion income of $213. For 1994, the Company's investments generated negligible excess inclusion income. Under the Code a REIT must generally distribute its excess inclusion income to its stockholders even though it has other losses or deductions exceeding such excess inclusion income. Accordingly, if the Company were to report future excess inclusion income, it may elect to distribute such excess inclusion income as dividends even though it has an estimated tax loss carryforward approximating $35 million. The tax losses can be carried forward to offset future income of the Company.

The following table illustrates the reconciliation between Net
Income and Accumulated Deficit, and the related per share data for the following periods:


                                      1994             1993

    Accumulated Deficit
     at Beginning of Period         $(37,855)      $(12,023)
    Net Income/(loss)                    805        (25,624)
    Less:  Dividends Declared              -            208

    Accumulated Deficit
     at End of Period               $(37,050)      $(37,855)

    Per Share:
    Net Income/(loss)               $   0.15       $  (4.92)
    Dividends Declared              $      -       $   0.04


_________________________________________________________________

Note 9 - Related Party Transactions

Pursuant to the Purchase Agreements between the Company and RYMAC IV (see note 4), $25 has been withheld from amounts released from the lien of the RYMAC IV Indenture, retained by RYMAC IV and deposited in escrow to be used for payment of expenses of the CMOs secured by certain of the mortgage related investments purchased by the Company. In addition, during the year ended December 31, 1994, the Company incurred $17 of CMO administration fees which were paid to RYMAC IV under the terms of the Purchase Agreements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 10 - Employee Benefits

The Company's Board of Directors has established a Salary
Reduction-Simplified Employee Pension Program ("SAR-SEP") for its full-time employees. A SAR-SEP is a minimal administration 408-K
Plan (similar to a 401-K) for companies with fewer than 25 employees.

For 1994, the Company contributed 3% of gross compensation and has established the same minimum contribution for 1995. Company contributions to the plan may vary and the Company is not required to continue the program. Employee contributions are based upon established formulas under the Employee Retirement Income Security Act ("ERISA") rules governing 408-K Plans.

In order to encourage Management to remain with the Company 1) to diligently seek a business combination(s) that creates the maximum current and future value for the Company's stockholders and 2) to make the significant arrangements necessary to begin a profitable new investment program, the Unaffiliated Directors adopted incentive stock option and salary continuation programs during 1994 for the Company's two Officers and Affiliated Director. Under the Stock Option Program, options on 240,000 shares of the Company's common stock were awarded at an exercise price of $0.75/share, exercisable over the ten year period ending September 2004. Salary continuance was provided to the same Officers and Affiliated Director, allowing for up to one year's base salary should an Officer not be offered employment by a surviving entity and not find comparable employment within one year of any such business combination.


















NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 11 - Quarterly Financial Data (unaudited)

                                    Quarter
                          First   Second    Third   Fourth     Year

         1994
    Operating Results
    Revenues(1)         $ 1,951  $   576  $ 1,061  $   497   $ 4,085
    Expenses              1,596      766      519      399     3,280
    Net Income (loss)       355     (190)     542       98       805

    Net Income (loss)
    per share             $0.07   $(0.04)   $0.11   $ 0.01    $ 0.15

    Dividends             $   -   $    -    $   -    $   -     $   -

    Other Information

    10 Year Treasury(2)    6.07%    7.07%    7.32%    7.83%     7.10%
    1 Month LIBOR(3)       3.40     4.19     4.73     5.54      4.48


           1993
    Operating Results
    Revenues(1)         $(1,524) $(2,959) $(3,463) $(5,642) $(13,588)
    Expenses              3,800    3,303    2,867    2,066    12,036
    Net Loss             (5,324)  (6,262)  (6,330)  (7,708)  (25,624)

    Net Loss
    per share            $(1.02)  $(1.20)  $(1.22)  $(1.48)   $(4.92)

    Dividends               -        -        -      $0.04     $0.04

    Other Information

    10 Year Treasury(2)    6.25%    5.97%    5.60%    5.60%     5.86%
    1 Month LIBOR(3)       3.12     3.11     3.11     3.18      3.13


1   Includes downward valuation adjustment to the carrying value of the Company's assets.
    (See notes 2, 3 and 4)

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







Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

          None

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1995 Annual Meeting of
Stockholders to be held on or about May 22, 1995.

Item 11.  Executive Compensation.

          The information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1995 Annual Meeting of
Stockholders to be held on or about May 22, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1995 Annual Meeting of
Stockholders to be held on or about May 22, 1995.

Item 13.  Certain Relationships and Related Transactions.

          The information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1995 Annual Meeting of
Stockholders to be held on or about May 22, 1995.

                             PART IV

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






Exhibit No.                Description                   Page No.


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

10.4      First Amendment to Purchase Agreements
          dated as of September 23, 1989 among the Company, RMI I and RYMAC IV (incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarter ended
          March 31, 1989).

10.5      Residual Bond Purchase Agreement dated
          as of September 30, 1988 between NVR
          Mortgage L.P. and the Company
          (incorporated by reference to Exhibit
          10.21 to the Company's Form 10-Q for the quarter ended September 30, 1988).

10.6      Amended and Restated Investment Guidelines
          (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1991).

10.7 Agreement dated as of March 31, 1992 between the Company and NVR Mortgage Management
          Partnership, NVR Mortgage Management, Inc.,
          NVR Mortgage L.P., Ryan Securities, Inc., and NVR, L.P. (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1992).






Exhibit No.                Description                   Page No.


10.8      Limited Waiver and Fourth Amendment to
          Amended and Restated Revolving Credit
          Agreement dated as of August 31, 1992
          between the Company and Pittsburgh National
          Bank (incorporated by reference to Exhibit
          10.17 to the Company's Form 10-K for the year ended December 31, 1992).


10.9      Limited Waiver and Fifth Amendment to
          Amended and Restated Revolving Credit
          Agreement dated as of December 30, 1992
          between the Company and Pittsburgh National
          Bank (incorporated by reference to Exhibit
          10.18 to the Company's Form 10-K for the year ended December 31, 1992).

10.10     Sixth Amendment to Amended and Restated
          Revolving Credit Agreement dated as of
          January 21, 1993 between the Company, RMI I,
          RMI II and Pittsburgh National Bank
          (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1992).

10.11     Settlement Agreement dated as of June 29,
          1993 by and among the Company, NVR Mortgage
          Management Partnership, NVR Mortgage L.P.,
          Ryan Securities, Inc., NVR L.P., NVR
          Mortgage Management, Inc., Ryan Financial
          Services, Inc., Ryan Mortgage Acceptance
          Corporation IV, and RMI I (incorporated by reference to Exhibit 99 to the Company's
          Form 10-Q for the quarterly period ended
          June 30, 1993).

10.12     Seventh Amendment to Amended and Restated
          Revolving Credit Agreement dated as of June
          16, 1993 between the Company and PNC Bank,
          National Association, formerly Pittsburgh
          National Bank.

10.13     Eighth Amendment to Amended and Restated
          Revolving Credit Agreement dated as of
          September 15, 1993 by and among the Company, RMI I, and PNC Bank, National Association.




Exhibit No.                Description                   Page No.


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

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

























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

Date:  March 29, 1995

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                          Title                    Date

 /s/ Richard R. Conte         Chairman of the
Richard R. Conte              Board of Directors,
                              Chief Executive
                              Officer and Principal
                              Financial Officer   March 29, 1995



/s/ Edward S. Babbitt, Jr.    Director            March 29, 1995
Edward S. Babbitt, Jr.



/s/ Joseph P. Berghold        Director            March 29, 1995
Joseph P. Berghold



/s/ Spencer B. Burke          Director            March 29, 1995
Spencer B. Burke



/s/ James C. Chaplin, IV      Director            March 29, 1995
James C. Chaplin, IV



[Signatures continued on next page.]



[Signatures continued from previous page.]






/s/ Malcolm M. Prine          Director            March 29, 1995
Malcolm M. Prine



 /s/ Ronald L. Temple         Director            March 29, 1995
Ronald L. Temple



/s/ Hay Walker, IV            Director            March 29, 1995
Hay Walker, IV