Form 10-K/A
RYMAC MORTGAGE INVESTMENT CORP
filed 1995-03-30
CIK 835669


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K/A
                              Amendment No. 1

                  FOR FISCAL YEAR ENDED DECEMBER 31, 1994



(Mark One)
[X]  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]
     For the fiscal year ended December 31, 1994 or

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of
     1934 [No Fee Required]
     For the transition period from ______________ to ______________

Commission file number 1-10001

                   RYMAC MORTGAGE INVESTMENT CORPORATION
          (Exact name of registrant as specified in its charter)

       Maryland                                                 25-1577534
(State or other                                     (I.R.S. Employer Identification No.)
jurisdiction of incorporation)

100 North Fourth Street, Suite 813, P.O. Box 250, Steubenville, OH  43952
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:            (800) 666-6960

        Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                         Name of exchange on which registered
Common Stock, $.01 Par Value                           American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of
Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             Yes  X   No ___

As of March 29, 1995, there were 5,210,600 shares of RYMAC Mortgage Investment Corporation
Common Stock, $.01 par value, outstanding.  Based on the closing price for shares of
Common Stock on that date, the aggregate market value of Common Stock held by non-
affiliates of the registrant was approximately $5,536,262.

                    DOCUMENTS INCORPORATED BY REFERENCE

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

Exhibit No.                Description                   Page No.


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




Exhibit No.                Description                   Page No.

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

10.12     Seventh Amendment to Amended and Restated
          Revolving Credit Agreement dated as of June
          16, 1993 between the Company and PNC Bank,
          National Association, formerly Pittsburgh
          National Bank. (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1993)


Exhibit No.                Description                   Page No.


10.13     Eighth Amendment to Amended and Restated
          Revolving Credit Agreement dated as of
          September 15, 1993 by and among the Company, RMI I, and PNC Bank, National Association.
          (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1993)

10.14     Stock Option Plan (incorporated by reference
          to Exhibit 10.1 to the Company's Form 10-Q
          for the quarterly period ended September 30,
          1994)

20        Notice to stockholders regarding Dividend
          Reinvestment Plan (incorporated by
          reference to Exhibit 21 to the Company's
          Form 10-K for the year ended December 31,
          1988).

27.1      Financial Data Schedule

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






/s/ Malcolm M. Prine          Director            March 29, 1995
Malcolm M. Prine



 /s/ Ronald L. Temple         Director            March 29, 1995
Ronald L. Temple



/s/ Hay Walker, IV            Director            March 29, 1995
Hay Walker, IV

              RYMAC MORTGAGE INVESTMENT CORPORATION

                            EXHIBITS

                           filed with

                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
          (D) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the fiscal year ended December 31, 1994


                   Commission File No. 1-10001

              RYMAC MORTGAGE INVESTMENT CORPORATION

                          EXHIBIT INDEX


          Exhibits filed with Annual Report on Form 10-
          K For the Fiscal year Ended December 31, 1994



          Exhibit
           No.                  Description


          27.1                Financial Data Schedule