Form 10-Q
period 1995-03-31
RYMAC MORTGAGE INVESTMENT CORP
filed 1995-05-12
CIK 835669

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           __________

                            FORM 10-Q


(Mark One)
{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1995

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

Number of shares of common stock, $.01 par value, outstanding as of May 11, 1995:  5,210,600

              RYMAC MORTGAGE INVESTMENT CORPORATION
                            FORM 10-Q
                              INDEX




                                                        Page Number
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of
                March 31, 1995 (unaudited)
                and December 31, 1994                       3

              Consolidated Statements of Revenues and
                Expenses (unaudited) for the three
                months ended March 31, 1995 and 1994        4

              Consolidated Statements of Cash Flows
                (unaudited) for the three months ended
                March 31, 1995 and 1994                     5

              Notes to Consolidated Financial Statements
                (unaudited)                                 6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  14


PART II.  OTHER INFORMATION                                 22

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to Vote of Security
              Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES                                                  23

Part I.  Financial Information

Item 1.  Financial Statements

                   RYMAC MORTGAGE INVESTMENT CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands except share data)


                                               March 31, 1995   December 31, 1994
                                                 (Unaudited)
ASSETS
 Real estate investments:
  Mortgage related investments (note 4)           $ 11,939       $ 12,430
  Mortgage derivative securities less valuation
    allowance of $3 for 1995 (notes 2 and 3)         1,928          1,990
                                                    ______         ______
                                                    13,867         14,420

  Cash                                               4,964          4,917
  Funds held by trustee                                293            172
  Receivables on mortgage related investments          164            212
  Receivables on mortgage derivative securities         42             45
  Other assets                                         125            126
                                                  ________       ________
                                                  $ 19,455       $ 19,892

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Funding notes payable (note 5)                   $ 12,128       $ 12,538
 Accrued interest on funding notes payable             175            179
 Other liabilities                                     169            188
                                                    ______         ______
                                                    12,472         12,905

COMMITMENTS AND CONTINGENCIES (notes 2,3 and 7)

STOCKHOLDERS' EQUITY

 Common stock:  par value $.01 per share
  50,000,000 shares authorized
  5,210,600 issued and outstanding at March 31, 1995,
   and December 31, 1994                                52             52
  Additional paid-in capital                        43,985         43,985
  Accumulated Deficit (note 8)                     (37,054)       (37,050)
                                                  ________       ________
                                                     6,983          6,987
                                                  ________       ________
                                                  $ 19,455       $ 19,892







See notes to consolidated financial statements.

Part I.  Financial Information

Item 1.  Financial Statements (continued)


                   RYMAC MORTGAGE INVESTMENT CORPORATION

             CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                (UNAUDITED)
            FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                 (amounts in thousands except share data)




                                              1995           1994
REVENUES
  Interest:

    Mortgage related investments             $   284        $ 1,143
    Mortgage derivative securities                69            201
    Provision for investment losses               (3)             -
    Temporary investments                         87             25
  Gain on the sale of mortgage related
    investments                                    -            582
                                                 ___          _____
                                                 437          1,951

EXPENSES

  Interest on funding notes payable              285            756
  Interest on CMOs payable                         -            543
  Interest on notes payable                        -             42
  General and Administrative                     156            255
                                                 ___          _____
                                                 441          1,596
                                                 ____         _____
  Net Income (loss) (note 8)                 $    (4)       $   355

  Net Income (loss) per share                $     -        $  0.07

  Weighted average number of common
    shares outstanding                      5,211,000      5,211,000










See notes to consolidated financial statements.


Part I.  Financial Information

Item 1.  Financial Statements (continued)

                   RYMAC MORTGAGE INVESTMENT CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

            FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                 (amounts in thousands except share data)



                                                1995      1994
Operating Activities:
  Net Income (loss) (note 8)                 $     (4) $    355
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of net premium on mortgage
      related investments                           -       408
    Amortization of premiums on
      mortgage derivative securities               61       585
    Interest accrued and added to funding notes
      payable                                      76        69
    Decrease in interest receivable on
      mortgage related investments                  4       296
    Decrease in interest receivable on mortgage
      derivative securities                         2       177
    Increase/(decrease) in accrued interest on
      funding notes payable and CMOs payable       (4)       84
    Decrease in accrued expenses payable          (19)     (270)
    Other, net                                      1        20
                                                  ___     _____
  Net cash provided by operating activities       117     1,724

Investing Activities:
  Principal payments on mortgage related
    investments                                   535    32,456
  Increase in funds held by trustee              (121)   (1,147)
  Principal payments on funding notes payable    (486)  (26,476)
  Principal payments on CMOs payable                -    (5,055)
  Principal payments on mortgage derivative
   securities                                       2       112
                                                 _____     _____
  Net cash used in investing activities           (70)     (110)

Financing Activities:
  Net repayments of notes payable                   -      (449)
  Dividends paid                                    -         -
                                                  ____     _____
  Net cash used in financing activities             -      (449)

Net increase in cash                               47     1,165
Cash at beginning of period                     4,917     1,695
                                                _____    ______
Cash at end of period                         $ 4,964  $  2,860

Supplemental disclosure of cash flow information:
  Interest paid (net of amounts added to funding
  notes payable)                              $   213  $  1,171
  First quarter dividends declared            $     -  $      -







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

In response to the Company's earnings difficulties and reduced cash flows from its investment portfolio, the Company is implementing actions to begin alternative investment activities and is simultaneously evaluating several business combination proposals that could effectively utilize the Company's tax loss position. To date, no successful business combination has been negotiated. If the Company is unable to successfully institute any of the above mentioned plans, the Company's ability to re-establish an investment portfolio would be impaired, causing the Company to evaluate actions that would include an orderly distribution of its current cash balance and future excess cash receipts to stockholders.
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of RMIC and its wholly-owned subsidiaries RMI and RMII. All intercompany balances and transactions have been eliminated in consolidation.

Mortgage Related Investments

Mortgage related investments are carried at their outstanding principal balance. The net premium on mortgage related investments was amortized over the estimated lives of the investments using the interest method. (See note 4) Due to the sale of several of the Company's mortgage related investments during 1994, the Company determined that the remaining balance of any premiums was nominal and, as such, decided to amortize all premiums at December 31, 1994.

(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

Mortgage Derivative Securities

Mortgage derivative securities have been recorded at cost and are amortized over their estimated lives using the interest method.
(See note 3)

The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 115 ("FASB-115"), "Accounting for Certain Investments in Debt and Equity Securities", effective for fiscal years beginning after December 15, 1993. The Company first applied FASB-115 to its December 31, 1993 financial statements. FASB-115 requires that impaired investments be carried at fair market value. Quarterly, the Company projects the expected future cash flows from its Mortgage Derivative Securities under market based assumptions as to future mortgage prepayment speeds and interest rate levels. An impairment to value under FASB-115 has occurred if the future cash flows, discounted at a risk free rate (the yield associated with a U.S. Treasury Security with a maturity approximating the average life of the future cash flows from the Company's portfolio of investments), are less than the investment's carrying value.

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

Investment Restrictions

In addition to qualifying as a REIT under the Code, the Company's investment activities are restricted by provisions of the Investment Company Act of 1940, as amended (the "Investment Company Act"). Until 1994, the Company believed that its investment activities did not bring it within the definition of an investment company under the Investment Company Act because it was primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens and interests in real estate (the "Real Estate Exception"). Under interpretations issued by the staff of the Securities and Exchange Commission, in order to qualify for the Real Estate Exception, the Company must maintain at least 55% of

(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

its assets in mortgage loans or certain other interests in real estate and another 25% of its assets in those or certain other types of real estate related interests. Between December 31, 1991 and 1994, changes in assets held by the Company caused the composition of the Company's balance sheet to change sufficiently to cause the Real Estate Exception historically relied upon by the Company to be unavailable. Under Rule 3a-2 of the Investment Company Act, the Company is deemed not to be an investment company for at least one year, provided that the Company has a valid intent to engage in a business other than that of investing, reinvesting, owning, holding or trading in securities. The Company believes that certain of the new activities contemplated could satisfy such requirement, or, alternatively, the Company could acquire real estate assets sufficient to qualify for the Real Estate Exception.

If the Company is unable to qualify for the Real Estate Exception or engage in a business other than that of an investment company, it will be required to register as an investment company under the Investment Company Act. The Company is unable to predict how registration under such Act would affect its current plans to pursue new investment activities or business combinations. Registration under the Investment Company Act would also require the investments held by the Company to be adjusted to market value at each financial reporting date to the extent not done so already. Other financial statement reporting and disclosure requirements of the Investment Company Act may differ in certain respects from those to which the Company is currently subject.

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

At March 31, 1995 and December 31, 1994, the Company had investments in Mortgage Derivative Securities as set forth below:

PORTFOLIO OF MORTGAGE DERIVATIVE SECURITIES
                                                March 31,  December 31,
                                                  1995          1994
____________________________________________________________________________
FNMA REMIC Trust 1988-7 ("FNMA 1988-7")            $   68    $   73
    -  Trust 1988-11 ("FNMA 1988-11")                 404       410
    -  Trust 1991-163 Class SA ("FNMA 1991-163")      738       763
FHLMC Multi-Class Mortgage Participation
  Certificates
  (Guaranteed)
    -  Series 2 ("FHLMC 2")                           157       164
    -  Series 1248 Class H ("FHLMC 1248")             513       528
Cornerstone Mortgage Investment
  Group II, Inc.
    -  Series 13 ("Cornerstone 13")                    31        32
    -  Series 14 ("Cornerstone 14")                    20        20
____________________________________________________________________________
                                                   $1,931    $1,990
____________________________________________________________________________

The Company makes valuation adjustments at quarterly dates based upon assumptions as to mortgage prepayment speeds, interest rates and discount rates reflective of then current financial markets.

Under FASB-115, future cash flows are discounted at a rate reflective of market yields for assets of the type held by the Company. At March 31, 1995 and December 31, 1994, the Company

(amounts in thousands except share data)
_________________________________________________________________

Note 3 - Mortgage Derivative Securities (continued)

applied a discount rate of 12% to the cash flows for its portfolio of Mortgage Derivative Securities, except for two assets, FNMA 1988-7 and FHLMC 1248, where at both valuation dates, a 16% discount rate was applied to reflect the negative effects caused by an increase in short-term interest rates on these two assets. If the Company had applied higher discount rates, any resulting FASB-115 adjustment would have increased. The Company has established a valuation reserve account to provide for future downward valuation adjustments. At March 31, 1995, the valuation reserve had a balance of $3, while at December 31, 1994, the balance of the valuation reserve account was utilized to reduce the value of certain assets.

None of the Company's mortgage derivative securities are pledged as collateral for any borrowings and thus represent a source of increased liquidity to the Company.
_________________________________________________________________

Note 4 - Mortgage Related Investments

The Company's mortgage related investments consist of ownership interests in certain classes of mortgage-backed securities issued by Ryan Mortgage Acceptance Corporation IV (as described below).

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

During the first quarter of 1994, the Company sold its ownership rights in the RYMAC IV Series 3 and 4 Bonds for a net gain of approximately $582. (See note 5) For the remaining RYMAC IV Bond Series 7, 10 and 19, it is not currently anticipated that either call options or the contractual assignment of the Company's rights will be available to the Company.

(amounts in thousands except share data)
_________________________________________________________________

Note 4 - Mortgage Related Investments (continued)

At March 31, 1995 and December 31, 1994, the Company owned mortgage related investments with aggregate outstanding principal balances of $11,939 and $12,430, respectively, which provide for monthly principal and interest payments. The RYMAC IV collateral bears interest at rates ranging from 7.75% to 10.50% and have scheduled maturity dates ranging from July 1, 2001 to April 1, 2017.
_________________________________________________________________

Note 5 - Funding Notes Payable

Funding notes payable represent limited recourse notes delivered to RYMAC IV as partial payment for the purchase of mortgage related investments and other collateral and have payment terms the same as the related series of RYMAC IV Bonds. (See note 4) The funding notes payable consisted of three multi-class series at March 31, 1995 and December 31, 1994, having stated maturities ranging from August 1, 2010 to May 1, 2017. The classes of each series of funding notes payable bear interest at fixed rates. The range of fixed rates at March 31, 1995 and December 31, 1994 were 8.25% to 9.45%.

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

Note 6 - Interest Expense on CMOs Payable

CMOs payable had represented, until May 1994, the Ryland Mortgage Securities Corporation Mortgage Collateralized Bonds Series 1989-6 (the "RMSC Bonds"). During May 1994, the Company assigned its ownership rights in the RMSC Bonds and the related assets (Mortgage Related Investments) to a third party. As such, since May 1994, interest on CMOs payable is no longer an expense of the Company, but for the three month period ended March 31, 1994, it represented a material portion of Company expenses.

(amounts in thousands except share data)
_________________________________________________________________

Note 7 - Interest Expense on Notes Payable

During 1994, the Company was a party to several repurchase agreements for borrowings collateralized by mortgage derivative securities. Because the Company repaid all amounts borrowed during November 1994, the Company has not incurred any interest costs related to these former obligations since November 1994. These costs represented a portion of the Company's expenses during 1994.
_________________________________________________________________

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

The Company estimates its taxable losses for 1992 through 1994 to aggregate approximately $35 million. Further tax losses are likely in 1995. The Company's investment in certain REMICs may produce excess inclusion income. Under the Code, a REIT must generally distribute its excess inclusion income to its stockholders even though it has other losses or deductions exceeding such excess inclusion income. Accordingly, if the Company were to report future excess inclusion income, it may elect to distribute such

(amounts in thousands except share data)
_________________________________________________________________

Note 8 - Federal Income Taxes and Distributions

excess inclusion income as dividends even though it has an estimated tax loss carryforward approximating $35 million. The tax losses can be carried forward to offset future taxable income of the Company for fifteen years after such loss is recognized.

The following table illustrates the reconciliation between Net Loss and Accumulated Deficit and the related per share data for the three months ended March 31, 1995:

                                                             1995
    Accumulated Deficit
     at Beginning of Period                               $(37,050)
    Net Loss                                                    (4)
    Less:  Dividends Declared                                    -
    Accumulated Deficit
     at End of Period                                     $(37,054)
    Per Share:
    Net Income                                            $      -
    Dividends Declared                                    $      -
_________________________________________________________________

Note 9 - Employee Benefits

The Company's Board of Directors has established a Salary
Reduction-Simplified Employee Pension Program ("SAR-SEP") for its full-time employees. A SAR-SEP is a minimal administration 408-K
Plan (similar to a 401-K) for companies with fewer than 25 employees.

For 1995, the Company has established a minimum contribution of 3% of gross compensation. Company contributions to the plan may vary and the Company is not required to continue the program. Employee contributions are based upon established formulas under the Employee Retirement Income Security Act ("ERISA") rules governing 408-K Plans.

The Unaffiliated Directors adopted an incentive stock option program during 1994 for the Company's two Officers and Affiliated Director. Under the Stock Option Program, options on 240,000 shares of the Company's Common Stock were awarded at the market price, exercisable over a ten year period ending September 2004. In addition, a salary continuance program was provided to the Company's officers, allowing for up to one year's base salary should an officer not be offered employment by a surviving entity and not find comparable employment within one year of any such business combination.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

INVESTMENT PHILOSOPHY AND INVESTMENT ACTIVITIES

The Company's portfolio of investments is sensitive to changes in interest rates and mortgage prepayments. As a result of the high level and extended duration of these prepayments during all of 1992 and 1993 and the early months of 1994, earnings and cash flows from the Company's investments were adversely impacted. For a large majority of the assets, earnings and cash flows have been permanently impaired and did not recover even as prepayments returned to more historical levels beginning in the second quarter of 1994. This permanent impairment is the direct result of the massive level of paydowns on the mortgages collateralizing the Company's investments. Since most of the Company's assets represent the ownership of identified cash flows in diverse CMO structures, accelerated prepayments of the underlying mortgage collateral will permanently reduce cash flows even when prepayment speeds slow. As an example, an "interest only" type investment in a CMO collateralized by $100 million in mortgages produces only 20% of the original expected cash flows when the underlying mortgage collateral prepays to a $20 million level.

Historically, cash received from the Company's portfolio of investments represented interest and dividend earnings and the return of investment principal (basis). Interest and dividends were used to 1) pay operating expenses and 2) make dividend distributions to stockholders. Cash flow, representing returned investment principal, was used to repay Company borrowings, including dealer margin calls on repurchase agreements, and to purchase new investments for the Company's portfolio. From mid-year 1992 to mid-year 1994, all cash flows were utilized to reduce the Company's borrowings (including margin calls), pay operating expenses and fund minimal dividend distributions to stockholders. Since the second half of 1992, the Company has elected not to purchase any new assets, but during the same time period, Company borrowings were reduced from approximately $22,000,000 to zero.
New purchases of mortgage derivative securities are currently restricted to those specifically approved by the Company's Board of Directors.


RECENT MARKET AND FUTURE PROSPECTS FOR THE COMPANY

As a result of the rapid decline in refinancing activity, mortgage prepayment speeds for all mortgage coupon levels fell substantially since the first quarter of 1994. These decreases in prepayment speeds resulted in a stabilization of the Company's remaining cash flows and improved market values on some of its assets. However, the extended duration of historically high and unprecedented prepayments permanently reduced the level of cash flows and earnings from the same assets; thus the Company does not expect any increase in cash flows or earnings from its remaining portfolio. Nevertheless, this stabilization of cash flows increased the time available to the Company to evaluate and implement alternative strategies.

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

Simultaneously, the Company has reduced operating expenses by approximately 75% since early 1993. At such reduced expense levels, the periodic cash flows from the Company's current remaining assets are in excess of the Company's operating expenses.

During the three year period ended December 31, 1994, the Company incurred tax losses estimated at $35 million. Absent the existence of future excess inclusion income (see "Dividend Policy"), future cash flows from the Company's current portfolio of investments would represent, to a large degree, return of investment principal (basis) to the Company and not taxable income required to be distributed as dividends to stockholders. Additionally, the Company's tax loss carryforward positions can be utilized to offset future taxable income generated from future activities before the Company's earnings again become taxable and result in the requirement for dividend payments. Should new investment activities be successful, the Company would be in a tax position to reinvest cash flows as an alternative to or in conjunction with resuming dividend payments.

With the Company's expectation of a period of more stable interest rates and acceptable economic conditions, and in order to utilize the Company's accumulated tax loss position, the Company is considering alternative investment activities involving 1) the evaluation of several business combination proposals that could effectively add significant earning assets to the Company's balance sheet and utilize its tax loss position, 2) the acquisition and leveraged financing of tax sale certificates, and 3) the selective purchase, with Board approval, of mortgage derivative securities having attractive risk/return profiles reflective of the materially altered marketplace for such securities.

Since the second quarter of 1994, the Company has analyzed numerous potential business combinations. At the current time, the Company has narrowed its consideration to several situations, all of which present value maximizing opportunities. Although these discussions are positive in tone, any business combination is subject to extensive negotiations of an economic, financial, and legal nature, to changes in general market conditions and to the attitudes and requirements of other entities and individuals. If a transaction is identified and recommended by the Company's Board of Directors, stockholders would be asked for approval to proceed through a proxy vote.

The Company continues to make progress towards beginning the portfolio acquisition and potential non-recourse leveraged financing of tax sale certificates. Currently, discussions are being held with potential third party equity investors who are considering subordinated equity positions which, together with Company funds, would be utilized in investment grade rated collateralized securitizations, substantially incrementing the level of tax sale certificate activities the Company's own cash reserves could support.

Therefore, the acquisition of tax sale certificates could include incremental borrowings by the Company and will include exposure to market risks. It is the Company's intention to incur only non-recourse debt in connection with any such investments by means of a pledge of the underlying assets acquired and subordination of the cash invested in new assets. The Company believes that use of conservative underwriting standards will serve to mitigate market risks in both equity and leveraged based purchases of such assets. The Company expects to make its initial equity investment in tax sale certificates during the second quarter of 1995.

Additionally, as a result of new investment regulations and increased capital requirements for insurance companies, investment funds, pension funds, commercial banks and savings banks, the investing activities of these entities in mortgage derivative products have been greatly reduced, creating conditions for an oversupplied market. Therefore, the Company may from time to time consider acquiring a limited number of mortgage derivative securities available at attractive price levels. If acquired, such securities would be purchased at discount prices, backed by lower coupon mortgages less subject to substantial volatility in prepayment speed levels and contain AAA rated principal guarantees. Nevertheless, these securities would, if purchased, introduce to the Company an added degree of prepayment and interest rate risk. If implemented, the Company may also utilize a conservative level of leveraging, through repurchase agreement financing, to increase returns available to the Company.

No assurances can be given regarding the success of either of these new investment activities, given dependence upon financial market conditions, the availability of assets that meet established underwriting criteria, the successful negotiation of a servicing contract in the case of tax sale certificates, the existence of substantial market competition and the successful placement of non-recourse debt and repurchase agreement borrowings.

If the Company is unable to successfully institute new investment activities or a business combination as described above, the Company's ability to re-establish and conduct its business activities would be significantly impaired. Under such circumstances, the Company may elect to consider a liquidation of its current assets and distribution of resulting net proceeds to stockholders. The market for the Company's remaining mortgage assets is currently erratic and sometimes illiquid. Buyers of mortgage assets may demand yield levels which would result in unsatisfactory sale prices for Company assets. Under such market conditions, the Company might realize greater value for stockholders through the periodic payout of cash flows received from the assets in combination with specific asset sales at future dates at improved prices.


DIVIDEND POLICY

In accordance with the Code, the Company is required to distribute at least 95% of its taxable income to its stockholders each year in order to maintain its status as a REIT. Dividends paid for a fiscal year in excess of the Company's taxable income are reported as a return of capital to the Company's stockholders, except as provided below.

Some of the Company's investments constitute REMIC residual interests. Certain of these residual interests may produce "excess inclusion" income during the fiscal year. The Code requires that excess inclusion income be included in a taxpayer's income even though the taxpayer has current or prior losses that would otherwise offset such income. As a result, the Company could have taxable income from excess inclusions in a taxable year even though it has current or prior losses from other investments that would normally be sufficient to offset the amount of such excess inclusion income. The Company is required to distribute the taxable income representing excess inclusions to meet its 95% distribution requirement and to avoid a corporate level tax on such income. When such income is distributed to a stockholder, the stockholder will have taxable income, rather than a return of capital, equal to its share of such excess inclusion income during the fiscal year. The Company reported for fiscal 1993 that all distributions paid in 1993 represented excess inclusion income. No distributions were paid for fiscal 1994, but the Company estimated the existence of a minor amount of excess inclusion income for 1994. Due to the minor amount of such excess inclusion income the Company paid the income taxes due (an amount less than $2,400) rather than incur the expense of a negligible stockholder distribution. For a stockholder, generally, excess inclusion income cannot be offset by losses.

On March 21, 1995, the Company announced that no dividends would be paid for the quarter ended March 31, 1995.


RESULTS OF OPERATIONS

The Company's Net Income decreased from $355,000 for the three month period ended March 31, 1994 to a Net Loss of $(4,000) for the three month period ended March 31, 1995, a decrease of $359,000. This decrease in net income between periods is attributable to the recognition of gains on the sale of two of the Company's Mortgage Related Investments during the 1994 period in the amount of $582,000 while the 1995 period contained no such asset sales gains.

Without the gains recorded from the sale of Mortgage Related
Investments in 1994's first quarter, the Company would have incurred a loss of $(227,000) for such period.

The Company operated at an approximate break-even level during the first quarter of 1995 because 1) operating expenses remained at recent substantially reduced levels of $130-150,000 per quarter, 2) no downward asset valuation adjustments were incurred and 3) there were no gains on sales of assets.

Statement of Revenues and Expenses

Net Income (loss), as calculated in accordance with generally accepted accounting principles ("GAAP") and as presented in the accompanying consolidated financial statements, was $355,000, or $0.07 per share, for the three months ended March 31, 1994 as compared with $(4,000), (per share effect is negligible), for the three months ended March 31, 1995.

Interest revenue on Mortgage Related Investments decreased from $1,143,000 for the three months ended March 31, 1994 to $284,000 for the three months ended March 31, 1995, as a result of the substantial reduction in Mortgage Related Investments on the Company's Balance Sheet, which decreased between these same dates from $35,141,000 to $11,939,000, respectively. Interest revenue on Mortgage Derivative Securities was $201,000 for the three months ended March 31, 1994 as compared to $69,000 for the three months ended March 31, 1995. The sale of six Mortgage Derivative Securities during 1994's third and fourth quarters, while resulting in increased sales gains during those periods, resulted in the decrease of interest revenue recognition from those same assets during those and subsequent periods.

Income on Temporary Investments increased from $25,000 for the quarter ended March 31, 1994 to $87,000 for the quarter ended March 31, 1995 as the Company held its unrestricted cash reserves during 1995's first quarter in high quality, short-term financial investments. The Company's cash reserves are the result of the profitable sale of Mortgage Related Investments and Mortgage Derivative Securities during 1994. Such sales were largely responsible for providing funds sufficient to 1) repay the balance of repurchase agreement loans collateralized by such assets and 2) increase cash reserves by $3,269,000 between March 31, 1994 and March 31, 1995.

For the three months ended March 31, 1994, the Company recorded a gain of $582,000 on the sale of its ownership rights in RYMAC IV Series 3 and 4, while no sales gains were recognized during the three months ended March 31, 1995. Without the sales gains, the Company would have incurred a loss for the three months ended March 31, 1994 of $227,000, or $(0.04) per share.

Interest expense on Funding Notes and CMOs Payable decreased from $1,299,000 to $285,000 for the three months ended March 31, 1994 and 1995, respectively, as a result of the substantial offsetting balance sheet decline of Funding Notes and CMOs Payable, which decreased from $38,472,000 to $12,128,000 between March 31, 1994 and March 31, 1995, respectively. First quarter Operating expenses (includes "Interest on Notes Payable" and "General and Administrative") decreased from $297,000 for 1994's first quarter to $156,000 in 1995's first quarter. This decrease between periods of $145,000 was the result of 1) the Company incurring no interest expense on Notes Payable during the 1995 period as compared to $42,000 of interest cost on borrowings in the comparable 1994 period, (the Company repaid all Notes Payable, including repurchase agreements, as of November 30, 1994 and has not incurred any interest expenses on borrowed funds since that date) and, 2) a further reduction in General and Administrative expenses of $99,000, as the Company continued to be responsive to its substantially reduced balance sheet.

Balance Sheet

The Company's assets declined during the three month period ended March 31, 1995 by $437,000, to a total of $19,455,000 at March 31,
1995. This decrease is attributable to the Company's Mortgage Related Investments declining during the three month period from $12,430,000 to $11,959,000, a decrease of $491,000. This reduction is the result of principal payments on the mortgage collateral underlying the Company's Mortgage Related Investments. All other asset category changes between December 31, 1994 and March 31, 1995 represented a minor increase of $54,000, highlighted by a $47,000 increase in the Company's cash accounts between the December 31, 1994 and March 31, 1995 balance sheet dates.

The decrease in Mortgage Related Investments was matched by a corresponding decrease in the related liability account, Funding Notes Payable, from $12,538,000 to $12,128,000, or a decrease of $410,000, as returned principal on the underlying mortgages was used to retire outstanding obligations secured by such mortgages.

Mortgage Derivative Securities decreased from $1,990,000 at
December 31, 1994 to $1,928,000 at March 31, 1995, a decrease of
$62,000, reflecting the amortization of premium and return of principal basis of the assets held in this category.

Funds held by trustee increased from $172,000 at December 31, 1994 to $293,000 at March 31, 1995. This category of assets represents the receipt of monthly mortgage payments (principal and interest) on the Company's Mortgage Related Investments awaiting the future payment (reduction) of Funding Notes, Interest on Funding Notes and payment of excess monies (if any) to the Company.

Receivables on Mortgage Related Investments and Mortgage Derivative Securities declined from $257,000 at December 31, 1994 to $206,000 at March 31, 1995, a decrease of $51,000, reflective of the drop in the corresponding assets, Mortgage Related Investments and Mortgage Derivative Securities, of $553,000.

The two liability accounts, Accrued interest on funding notes payable and Other liabilities, decreased in total by $23,000, both reflecting the overall slight reduction in the size of the Company's balance sheet between December 31, 1994 and March 31,
1995.

The Company's Accumulated Deficit increased slightly from
$(37,050,000) at March 31, 1994 to $(37,054,000) at March 31, 1995.
The Company declared no dividend distribution for 1995's first quarter.

EXPENSES AND USE OF BORROWED FUNDS

Operating expenses ("Interest on Notes Payable" and "General and Administrative") were $297,000 for the three months ended March 31, 1994 versus $156,000 for the three months ended March 31, 1995, a decline of $141,000. The components of this decrease in Operating expenses include: 1) reduced interest costs on Notes Payable, which decreased from $42,000 in 1994's first quarter to $0 for 1995's first quarter, as Notes Payable on the Balance Sheet declined from $3,365,000 to $0 between March 31, 1994 and November 30, 1994, at which date the Company repaid its remaining repurchase agreement outstandings, and 2) a decrease of General and Administrative expenses from $255,000 in 1994's first quarter to $156,000 in 1995's corresponding period, a decline of $99,000, as the Company continued its cost reduction efforts.

During 1994, the Company used the proceeds from repurchase agreements to fund a portion of its portfolio of Mortgage
Derivative Securities.  (See note 7 of Notes to Consolidated
Financial Statements and "Liquidity and Capital Resources") All repurchase agreements were repaid on November 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

At both December 31, 1994 and March 31, 1995, the total amount borrowed by the Company was $0. The Company is subject to a limitation on the amount of total borrowings of $25,000,000 pursuant to a policy adopted by its Board of Directors in March 1992, although such amount is substantially in excess of amounts that could currently be borrowed by the Company.

At November 30, 1994, the Company repaid in full its remaining repurchase agreement obligations and has had no outstanding Notes Payable since that date. As such, all of the Company's remaining Mortgage Derivative Securities are available to secure future borrowings. These potential borrowings of approximately $1,000,000 and cash reserves of $5,000,000, currently held in high quality short-term instruments, provide the Company with significant liquidity with which to pursue its proposed business activities. (See "Recent Market and Future Prospects for the Company")

Part II

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

             Exhibit 27.  Financial Data Schedule

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







Dated:  May 11, 1995