Form 10-Q
period 1995-06-30
RYMAC MORTGAGE INVESTMENT CORP
filed 1995-08-11
CIK 835669

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           __________

                            FORM 10-Q


(Mark One)
{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1995

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

Number of shares of common stock, $.01 par value, outstanding as of August 11, 1995:  5,210,600













              RYMAC MORTGAGE INVESTMENT CORPORATION
                            FORM 10-Q
                              INDEX




                                                        Page Number
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of
                June 30, 1995 (unaudited)
                and December 31, 1994                       3

              Consolidated Statements of Revenues and
                Expenses (unaudited) for the three and
                six months ended June 30, 1995 and 1994     4

              Consolidated Statements of Cash Flows
                (unaudited) for the three months ended
                June 30, 1995 and 1994                      5

              Notes to Consolidated Financial Statements
                (unaudited)                                 6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  15


PART II.  OTHER INFORMATION                                 22

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








Part I.  Financial Information

Item 1.  Financial Statements
                   RYMAC MORTGAGE INVESTMENT CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands except share data)



                                               June 30, 1995    December 31, 1994
                                                          (Unaudited)
ASSETS
 Real estate investments:
  Mortgage related investments (note 4)           $ 11,395       $ 12,430
  Mortgage derivative securities
    (notes 2 and 3)                                  1,170          1,990
                                                    12,565         14,420

  Cash                                               4,978          4,917
  Funds held by trustee                                178            172
  Receivables on mortgage related investments          470            212
  Receivables on mortgage derivative securities         41             45
  Other assets                                         112            126
                                                  $ 18,344       $ 19,892

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Funding notes payable (note 5)                   $ 11,782       $ 12,538
 Accrued interest on funding notes payable             169            179
 Other liabilities                                     130            188
                                                    12,081         12,905

COMMITMENTS AND CONTINGENCIES (notes 2,3 and 7)

STOCKHOLDERS' EQUITY

 Common stock:  par value $.01 per share
  50,000,000 shares authorized
  5,210,600 issued and outstanding at June 30, 1995,
   and December 31, 1994                                52             52
  Additional paid-in capital                        43,985         43,985
  Accumulated Deficit (note 8)                     (37,774)       (37,050)
                                                     6,263          6,987
                                                  $ 18,344       $ 19,892







See notes to consolidated financial statements.



Part I.  Financial Information

Item 1.  Financial Statements (continued)

                   RYMAC MORTGAGE INVESTMENT CORPORATION

             CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                (UNAUDITED)
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                 (amounts in thousands except share data)






                                    Three Months Ended  Six Months Ended
                                          June 30,            June 30,
                                     1995      1994      1995      1994

REVENUES
  Interest:
    Mortgage related investments    $   277   $  483    $   561   $1,626
    Mortgage derivative securities     (639)     289       (570)     490
    Provision for investment losses       3      (98)         -      (98)
    Temporary investments                78       36        165       61
  Net gain/(loss) on the sale of
    mortgage related investments          -     (134)         -      448
                                       (281)     576        156    2,527


EXPENSES

  Interest on funding notes payable     273      355        558    1,111
  Interest on CMOs payable                -      164          -      707
  Interest on notes payable               -       33          -       75
  General and Administrative            166      214        322      469
                                        439      766        880    2,362

  Net Income (loss) (note 8)        $  (720)  $ (190)   $  (724)  $  165

  Net Income (loss) per share       $ (0.14)  $(0.04)   $ (0.14)  $ 0.03

  Weighted average number of common
    shares outstanding             5,211,000  5,211,000    5,211,000  5,211,000









See notes to consolidated financial statements.

Part I.  Financial Information

Item 1.  Financial Statements (continued)
                   RYMAC MORTGAGE INVESTMENT CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

              FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                 (amounts in thousands except share data)




                                                1995      1994
Operating Activities:
  Net Income (loss) (note 8)                 $   (724) $    165
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of net premium on mortgage
      related investments                           -       809
    Amortization of premiums on
      mortgage derivative securities              817       917
    Interest accrued and added to funding notes
      payable                                     152       324
    Decrease in interest receivable on
      mortgage related investments                  6       490
    Decrease in interest receivable on mortgage
      derivative securities                         4       229
    Decrease in accrued interest on
      funding notes payable and CMOs payable      (10)     (155)
    Decrease in accrued expenses payable          (58)     (369)
    Other, net                                     14        85
  Net cash provided by operating activities       201     2,495

Investing Activities:
  Principal payments on mortgage related
    investments                                   771    54,665
  Increase in funds held by trustee                (6)     (699)
  Principal payments on funding notes payable    (908)  (29,319)
  Principal payments on CMOs payable                -   (25,042)
  Principal payments on mortgage derivative
   securities                                       3       206
  Net cash used in investing activities          (140)     (189)

Financing Activities:
  Net repayments of notes payable                   -    (1,558)
  Net cash used in financing activities             -    (1,558)

Net increase in cash                               61       748
Cash at beginning of period                     4,917     1,695

Cash at end of period                         $ 4,978  $  2,443

Supplemental disclosure of cash flow information:
  Interest paid (net of amounts added to funding
  notes payable)                              $   416  $  1,752
  Second quarter dividends declared           $     -  $      -


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

In response to the Company's earnings difficulties and reduced cash flows from its investment portfolio, the Company is investigating alternative investment activities and is simultaneously evaluating several business combination proposals that could effectively utilize the Company's tax loss position. To date, no successful business combination has been negotiated. If the Company is unable to successfully institute new investment activities or a business combination, the Company's ability to re-establish and conduct its business activities would be significantly impaired. Under such circumstances, the Company may consider a liquidation of its current assets and distribution of resulting net proceeds to stockholders. The market for the Company's remaining mortgage assets is erratic and sometimes illiquid. Buyers of mortgage assets may demand yield levels which would result in unsatisfactory sales prices for remaining Company assets. Under such market conditions, the Company might realize greater value for stockholders through the periodic payout of cash flows received from the assets in combination with specific asset sales at future dates at improved prices.
_________________________________________________________________

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

Investment Restrictions

In addition to qualifying as a REIT under the Code, the Company's investment activities are restricted by provisions of the Investment Company Act of 1940, as amended (the "Investment Company Act"). Until 1994, the Company believed that its investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

activities did not bring it within the definition of an investment company under the Investment Company Act because it was primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens and interests in real estate (the "Real Estate Exception"). Under interpretations issued by the staff of the Securities and Exchange Commission, in order to qualify for the Real Estate Exception, the Company must maintain at least 55% of its assets in mortgage loans or certain other interests in real estate and another 25% of its assets in those or certain other types of real estate related interests. Between December 31, 1991 and 1994, changes in assets held by the Company caused the composition of the Company's balance sheet to change sufficiently to cause the Real Estate Exception historically relied upon by the Company to be unavailable. Under Rule 3a-2 of the Investment Company Act, the Company is deemed not to be an investment company for at least one year, provided that the Company has a valid intent to engage in a business other than that of investing, reinvesting, owning, holding or trading in securities. The Company believes that certain of the new activities contemplated could satisfy such requirement, or, alternatively, the Company could acquire real estate assets sufficient to qualify for the Real Estate Exception.

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

At June 30, 1995 and December 31, 1994, the Company had investments in Mortgage Derivative Securities as set forth below:

PORTFOLIO OF MORTGAGE DERIVATIVE SECURITIES           June 30,  December 31,
                                                        1995      1994
____________________________________________________________________________
FNMA REMIC Trust 1988-7 ("FNMA 1988-7")               $   47     $   73
    -  Trust 1988-11 ("FNMA 1988-11")                    272        410
    -  Trust 1991-163 Class SA ("FNMA 1991-163")         336        763
FHLMC Multi-Class Mortgage Participation
  Certificates
  (Guaranteed)
    -  Series 2 ("FHLMC 2")                              135        164
    -  Series 1248 Class H ("FHLMC 1248")                338        528
Cornerstone Mortgage Investment
  Group II, Inc.
    -  Series 13 ("Cornerstone 13")                       27         32
    -  Series 14 ("Cornerstone 14")                       15         20
____________________________________________________________________________
                                                      $1,170     $1,990
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

Note 3 - Mortgage Derivative Securities (continued)

Interest rate declines during the late stages of 1995's first quarter and throughout the second quarter of 1995, culminating in the Federal Reserve's downward rate movement on July 6, 1995, have caused a significant increase in mortgage refinancing activity and the projection by mortgage market professionals of further increases in future prepayment speeds. Wall Street dealer projections of future prepayment speeds for all mortgage coupons collateralizing the Company's remaining Mortgage Derivative Assets have increased by 46-68% between March 31 and June 30, 1995 and by 42-58% between June 30, 1994 and June 30, 1995. The valuation methodology assumption of a continuation of such increased PSA speeds is directly responsible for the $700,000 in valuation writedowns as of June 30, 1995.

Under FASB-115, future cash flows are discounted at a rate reflective of market yields for assets of the type held by the Company. At June 30, 1995 and December 31, 1994, the Company applied a discount rate of 12% to the cash flows for its portfolio of Mortgage Derivative Securities, except for two assets, FNMA 1988-7 and FHLMC 1248, where at both valuation dates, a 16% discount rate was applied to reflect the negative effects caused by an increase in short-term interest rates on these two assets. If the Company had applied higher discount rates, any resulting FASB-115 adjustment would have increased.

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

At June 30, 1995 and December 31, 1994, the Company owned mortgage related investments with aggregate outstanding principal balances of $11,395 and $12,430, respectively, which provide for monthly principal and interest payments. The RYMAC IV collateral bears interest at rates ranging from 7.75% to 10.50% and have scheduled maturity dates ranging from July 1, 2001 to April 1, 2017.
_________________________________________________________________

Note 5 - Funding Notes Payable

Funding notes payable represent limited recourse notes delivered to RYMAC IV as partial payment for the purchase of mortgage related investments and other collateral and have payment terms the same as the related series of RYMAC IV Bonds. (See note 4) The funding notes payable consisted of three multi-class series at June 30, 1995 and December 31, 1994, having stated maturities ranging from August 1, 2016 to May 1, 2017. The classes of each series of funding notes payable bear interest at fixed rates. The range of fixed rates at June 30, 1995 and December 31, 1994 were 8.25% to 9.45%.

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

Note 6 - Interest Expense on CMOs Payable

CMOs payable had represented, until May 1994, the Ryland Mortgage Securities Corporation Mortgage Collateralized Bonds Series 1989-6 (the "RMSC Bonds"). During May 1994, the Company assigned its ownership rights in the RMSC Bonds and the related assets (Mortgage Related Investments) to a third party. As such, since May 1994, interest on CMOs payable is no longer an expense of the Company, but for the six month period ended June 30, 1994, it represented a material portion of Company expenses.
_________________________________________________________________

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

The following table illustrates the reconciliation between Net Loss and Accumulated Deficit and the related per share data for the three months ended June 30, 1995:

                                                             1995
    Accumulated Deficit
     at March 31, 1995                                    $(37,054)
    Net Loss                                                  (720)
    Less:  Dividends Declared                                    -
    Accumulated Deficit
     at June 30, 1995                                     $(37,774)
    Per Share:
    Net Income                                            $      -
    Dividends Declared                                    $      -
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

Note 9 - Employee Benefits (continued)

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

INVESTMENT ACTIVITIES AND FUTURE PROSPECTS FOR THE COMPANY

The unprecedented high level and extended duration of mortgage prepayments during all of 1992 and 1993 and the early months of 1994 severely impacted the large majority of the Company's assets, permanently reducing earnings and cash flows. Even as prepayments returned to more historical levels beginning in the second quarter of 1994, the impairment to the Company's assets was already permanent, the direct result of the massive level of paydowns on the mortgages collateralizing the Company's investments.

Interest rate declines in the second quarter of 1995 have again resulted in substantial increases in both actual and expected mortgage prepayment levels. Coupled with a mortgage market still affected by 1992-1994's massive prepayment environment, values for mortgage securities of the type owned by the Company are again being negatively affected.

In response to these adverse effects on the Company's portfolio and unstable mortgage market conditions, the Company has positioned itself as follows: (i) operating expenses have been reduced by 80% since the first quarter of 1993, including cuts in all expense items; (ii) the Company's balance sheet reflects liquidity. During the second half of 1994, ten assets were sold at a substantial gain, the proceeds of which, along with the use of monthly cash flows from the remaining portfolio, enabled the Company to finalize the repayment of over $22,000,000 of debt between June 1992 and November 1994. Since November 30, 1994, the Company has had no outstanding debt obligations, and, as of the date hereof, its balance sheet contains $5,000,000 in liquid, high quality AAA investments and approximately $1,000,000 of book value of remaining assets providing for monthly cash flows that are sufficient to fund its reduced expense levels; and (iii) the Company has investigated and analyzed the complicated tax regulations regarding utilization of tax loss carryforwards in a business combination or merger.

The Company believes that these actions have made it an attractive business combination candidate, with a debt free balance sheet, unrestricted liquidity of over $5,000,000, an accumulated tax loss carryforward of $35,000,000, an AMEX listing and public ownership, enabling the pursuit of two potential strategies.

First, the Company has engaged in intensive efforts to identify potential business combinations. These efforts continue currently. The efforts have included numerous inquiries with investment banking firms, venture capitalists and various other sources, some of which have resulted in preliminary discussions regarding possible strategic transactions that are currently being explored. Inquiries have included real estate, mortgage banking and non-real estate related business activities. In this regard, the Company has engaged investment banking support.

The review of potential business combinations has centered around a set of criteria developed by the Company's Board of Directors. These criteria were developed to insure that the Company's focus is on situations that create current and future value for the Company's stockholders by effectively utilizing the assets that the Company brings to a business combination. In general, the criteria would identify combinations with privately held companies that 1) seek to become publicly owned, 2) demonstrate past profitability,
3) operate in an industry or business with growth potential and 4) are currently profitable.

The Company has narrowed active discussions to several transactions. However, it has not closed off inquiries or interest to new possibilities. Each of the current considerations present value building prospects but, as with any negotiation, success or failure is dependent on the requirements of individuals; legal, tax and accounting issues; agreements on valuations; and a changing economic environment. When a transaction is agreed upon and recommended by the Company's Board of Directors, stockholders will be asked for approval to proceed through a special proxy wherein the proposed transaction will be fully described.

Secondly, the Company has carefully investigated the commencement of an investment business in Tax Sale Certificates, through both direct equity based ownership of such assets and leveraged financing of incremental asset acquisitions using rated, securitized notes that would be sold subject to subordination of the Company's equity investment. These investigations and analyses have included all facets of Tax Sale Certificates, including the issuance of investment grade, rated securities backed by such Tax Sale Certificates. These efforts have positioned the Company to begin this investment activity on a conservatively underwritten basis, but the Company has elected to postpone any asset acquisitions pending the results of current business combination discussions.

The Company is aware of the effects of time delays in beginning new investment activities. However, at the current time the Company believes that the future earnings and value building aspects of utilizing its assets in a successful business combination outweigh those of rebuilding an investment portfolio containing lower-risk assets than those that previously comprised the Company's investment portfolio. Acquisitions of mortgage derivative securities are currently restricted to those specifically approved by the Company's Board of Directors.

No assurances can be given regarding the success of discussions regarding a business combination or the acquisition and financing of a new investment portfolio, given the Company's dependence upon financial markets, the existence of market competition and its limited resources. If the Company is unable to successfully institute new investment activities or a business combination as described above, the Company's ability to re-establish and conduct its business activities would be significantly impaired. Under such circumstances, the Company may consider a liquidation of its current assets and distribution of resulting net proceeds to stockholders. The market for the Company's remaining mortgage assets is erratic and sometimes illiquid. Buyers of mortgage assets may demand yield levels which would result in unsatisfactory sale prices for remaining Company assets. Under such market conditions, the Company might realize greater value for stockholders through the periodic payout of cash flows received from the assets in combination with specific asset sales at future dates at improved prices.

DIVIDEND POLICY

In accordance with the Code, the Company is required to distribute at least 95% of its taxable income to its stockholders each year in order to maintain its status as a REIT. Dividends paid for a fiscal year in excess of the Company's taxable income are reported as a return of capital to the Company's stockholders, except as provided below.

Some of the Company's investments constitute REMIC residual interests. Certain of these residual interests may produce "excess inclusion" income during the fiscal year. The Code requires that excess inclusion income be included in a taxpayer's income even though the taxpayer has current or prior losses that would otherwise offset such income. As a result, the Company could have taxable income from excess inclusions in a taxable year even though it has current or prior losses from other investments that would normally be sufficient to offset the amount of such excess inclusion income. The Company is required to distribute the taxable income representing excess inclusions to meet its 95% distribution requirement and to avoid a corporate level tax on such income. When such income is distributed to a stockholder, the stockholder will have taxable income, rather than a return of capital, equal to its share of such excess inclusion income during the fiscal year. For a stockholder, generally, excess inclusion income cannot be offset by losses. On August 2, 1995, the Company announced that no dividends would be paid for the quarter ended June 30, 1995.

RESULTS OF OPERATIONS

The Company's Net Income declined from $165,000 for the six month period ended June 30, 1994 to a Net Loss of $(724,000) for the six month period ended June 30, 1995, a decrease of $889,000. This decline is attributable to 1) the Company's incurring $700,000 in asset value writedowns during the 1995 period while only minor writedowns of $33,000 were required for the first six months of 1994 and 2) the existence of a net gain from the sale of assets of $448,000 in 1994's period as compared to no such gain in the 1995 period.

Generally Accepted Accounting Principles ("GAAP") require the Company to periodically evaluate its Investments based upon current and expected future mortgage prepayment speeds, interest rates and market discount rates. (See note 2 of Notes to Consolidated Financial Statements) Such valuation adjustments are reflected as a reduction of interest revenues in the Company's Consolidated Statements of Revenues and Expenses. The assumptions used to value assets at the end of each quarter take into consideration the actual mortgage prepayment speeds experienced for each asset through the end of the quarterly period, market expectations of future prepayment speeds for the mortgages backing each asset, and effective for quarterly dates of December 31, 1993 and later, the application of a market discount rate to future cash flows. If prepayment speeds were to increase to levels higher than current market expectations, market expectations of future mortgage prepayment speeds increase beyond current anticipated levels, or the market discount rate applied was increased, additional reductions in the value of the Company's Investments could be necessary.

Interest rate declines during the late stages of 1995's first quarter and throughout the second quarter of 1995, culminating in the Federal Reserve's downward rate movement on July 6, 1995, have caused a significant increase in mortgage refinancing activity and the projection by mortgage market professionals of further increases in future prepayment speeds. Wall Street dealer projections of future prepayment speeds for all mortgage coupons collateralizing the Company's remaining Mortgage Derivative Assets have increased by 46-68% between March 31 and June 30, 1995 and by 42-58% between June 30, 1994 and June 30, 1995. The valuation methodology assumption of a continuation of such increased PSA speeds is directly responsible for the $700,000 in valuation writedowns as of June 30, 1995.

Without the net gain recorded from the sale of Mortgage Related
Investments in 1994's first half, the Company would have incurred a loss of $(283,000) for such period.

Without regard to asset valuation writedowns, the Company operated at an approximate break-even level during the first half of 1995 because operating expenses remained at substantially reduced levels of $150-160,000 per quarter as compared to $250-260,000 per quarter in 1994's first half.



Statement of Revenues and Expenses

Net Income (loss), as calculated in accordance with GAAP and as presented in the accompanying consolidated financial statements, was $(724,000), or $(0.14) per share, for the six months ended June 30, 1995 as compared with $165,000, or $0.13 for the six months ended June 30, 1994, and $(720,000), or $(0.14) per share, for the three months ended June 30, 1995 as compared to $(190,000), or $(0.04) per share, for the three months ended June 30, 1994.

Interest revenue on Mortgage Related Investments decreased from $1,626,000 for the six months ended June 30, 1994 to $561,000 for the six months ended June 30, 1995, as a result of the substantial reduction in Mortgage Related Investments on the Company's Balance Sheet, which decreased from an average outstanding of $39,622,000 during 1994's first six months to an average outstanding of $11,912,000 during the first six months of 1995. Interest revenue on Mortgage Derivative Securities was $490,000 for the six months ended June 30, 1994 as compared to $(570,000) for the six months ended June 30, 1995. This $1,060,000 reduction in interest revenue was the result of 1) the sale of six Mortgage Derivative Securities during 1994's third and fourth quarters, which, although producing substantial sales gains in such periods, also resulted in the decrease of interest revenue recognition from these disposed assets during subsequent periods, and 2) the valuation writedown of assets equal to $700,000 in 1995's second quarter as compared with $33,000 for the first half of 1994. Such writedowns are reflected as a decrease to interest revenues on Mortgage Derivative Securities during the period incurred.

Income on Temporary Investments increased from $36,000 for the quarter ended June 30, 1994 to $78,000 for the quarter ended June 30, 1995 and from $61,000 to $165,000 for the six month periods ended June 30, 1994 and 1995, respectively, as the Company held its unrestricted cash reserves in high quality, short-term financial investments. The Company's cash reserves are the result of the profitable sale of Mortgage Related Investments and Mortgage Derivative Securities during 1994 and the substantial reduction in operating expenses between periods. Such sales were largely responsible for providing funds sufficient to 1) repay the balance of repurchase agreement loans collateralized by such assets and 2) increase cash reserves by $3,535,000 between June 30, 1994 and June 30, 1995.

Interest expense on Funding Notes and CMOs Payable decreased from $558,000 and $1,818,000 for the three and six months ended June 30, 1994 to $273,000 and $519,000 for the three and six months ending June 30, 1995, respectively, as a result of the substantial offsetting balance sheet decline of Funding Notes and CMOs Payable, which decreased from an average outstanding of $42,915,000 during the first half of 1994 to an average of $12,160,000 during the six months ended June 30, 1995. Operating expenses (includes "Interest on Notes Payable" and "General and Administrative") decreased from $544,000 for 1994's first half to $322,000 in 1995's first half. This decrease between periods of $222,000 was the result of 1) the Company incurring no interest expense on Notes Payable during the 1995 period as compared to $75,000 of interest cost on borrowings in the comparable 1994 period, (the Company repaid all Notes Payable, including repurchase agreements, as of November 30, 1994 and has not incurred any interest expenses on borrowed funds since that date) and 2) a further reduction in General and Administrative expenses of $147,000, as the Company continued to be responsive to its substantially reduced balance sheet and completed its extensive cost reduction efforts begun in early 1994.

Balance Sheet

The Company's assets declined during the six month period ended June 30, 1995 by $1,548,000, to a total of $18,344,000 at June 30,
1995. This decrease is primarily attributable to the Company's Mortgage Related Investments declining during the six month period from $12,430,000 to $11,395,000, a decrease of $1,035,000. This reduction is the result of principal payments on the mortgage collateral underlying the Company's Mortgage Related Investments. Additionally, Mortgage Derivative Securities decreased from $1,990,000 at December 31, 1994 to $1,170,000 at June 30, 1995, a
decrease of $820,000. Such $820,000 decline was the result of the $700,000 valuation writedown incurred as of June 30, 1995 and normal monthly amortization of the Company's investment basis in its Mortgage Derivative Securities. All other asset category changes between December 31, 1994 and June 30, 1995 represented an increase of $307,000, including a $61,000 increase in the Company's cash accounts between the December 31, 1994 and June 30, 1995 balance sheet dates and a timing related increase of $254,000 in receivables related to the Company's mortgage assets.

The decrease in Mortgage Related Investments was matched by a corresponding decrease in the related liability account, Funding Notes Payable, from $12,538,000 to $11,782,000, or a decrease of $756,000, as returned principal on the underlying mortgages was used to retire outstanding obligations secured by such mortgages.

Funds held by trustee increased from $172,000 at December 31, 1994 to $178,000 at June 30, 1995. This category of assets represents the receipt of monthly mortgage payments (principal and interest) on the Company's Mortgage Related Investments awaiting the future payment (reduction) of Funding Notes, Interest on Funding Notes and payment of excess monies (if any) to the Company.

The two liability accounts, Accrued interest on funding notes payable and Other liabilities, decreased in total by $68,000, both reflecting the overall reduction in the size of the Company's balance sheet between December 31, 1994 and June 30, 1995.

The Company's Accumulated Deficit increased from $(37,050,000) at December 31, 1994 to $(37,774,000) at June 30, 1995 reflecting the $724,000 loss incurred during the first half of 1995. The Company declared no dividend distribution for 1995's second quarter.

EXPENSES AND USE OF BORROWED FUNDS

Operating expenses ("Interest on Notes Payable" and "General and Administrative") were $544,000 for the six months ended June 30, 1994 versus $322,000 for the six months ended June 30, 1995, a decline of $222,000. The components of this decrease in Operating expenses include: 1) reduced interest costs on Notes Payable, which decreased from $75,000 in 1994's first half to $0 for 1995's first half, as Notes Payable on the Balance Sheet declined from $3,365,000 to $0 between March 31, 1994 and November 30, 1994, at which date the Company repaid its remaining repurchase agreement outstandings, and 2) a decrease of General and Administrative expenses from $469,000 in 1994's first half to $322,000 in 1995's corresponding period, a decline of $147,000, as the Company continued its cost reduction efforts.

During the first eleven months of 1994, the Company used the proceeds from repurchase agreements to fund a portion of its portfolio of Mortgage Derivative Securities. (See note 7 of Notes to Consolidated Financial Statements and "Liquidity and Capital Resources") All repurchase agreements were repaid on November 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

At both December 31, 1994 and June 30, 1995, the total amount borrowed by the Company was $0. The Company is subject to a limitation on the amount of total borrowings of $25,000,000 pursuant to a policy adopted by its Board of Directors in March 1992, although such amount is substantially in excess of amounts that could currently be borrowed by the Company.

At November 30, 1994, the Company repaid in full its remaining repurchase agreement obligations and has had no outstanding Notes Payable since that date. As such, all of the Company's remaining Mortgage Derivative Securities are available to secure future borrowings. These potential borrowings of approximately $500,000 or the proceeds from the potential sale of these assets of approximately $1,000,000, and current cash reserves of $5,000,000, held in high quality short-term instruments, provide the Company with sufficient liquidity with which to pursue its proposed business activities. (See "Investment Activities and Future Prospects for the Company")

Part II

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







Dated:  August 11, 1995