Form 10-Q
period 1995-09-30
RYMAC MORTGAGE INVESTMENT CORP
filed 1995-11-07
CIK 835669

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           __________

                            FORM 10-Q


(Mark One)
{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1995

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

Number of shares of common stock, $.01 par value, outstanding as of November 7, 1995:  5,210,600

              RYMAC MORTGAGE INVESTMENT CORPORATION
                            FORM 10-Q
                              INDEX




                                                        Page Number
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of
                September 30, 1995 (unaudited)
                and December 31, 1994                       3

              Consolidated Statements of Revenues and
                Expenses (unaudited) for the three and
                nine months ended September 30, 1995
                and 1994                                    4

              Consolidated Statements of Cash Flows
                (unaudited) for the nine months ended
                September 30, 1995 and 1994                 5

              Notes to Consolidated Financial Statements
                (unaudited)                                 6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  15


PART II.  OTHER INFORMATION                                 21

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to Vote of Security
              Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES                                                  22

Part I.  Financial Information

Item 1.  Financial Statements

                   RYMAC MORTGAGE INVESTMENT CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands except share data)



                                                   September 30, 1995   December 31, 1994
                                                      (Unaudited)
ASSETS
 Real estate investments:
  Mortgage related investments (note 4)                 $ 10,673        $ 12,430
  Mortgage derivative securities less valuation
    allowance of $19 for 1995 (notes 2 and 3)              1,087           1,990
                                                        ________        ________
                                                          11,760          14,420

  Cash                                                     5,030           4,917
  Funds held by trustee                                      305             172
  Receivables on mortgage related investments                362             212
  Receivables on mortgage derivative securities               47              45
  Other assets                                                85             126
                                                        ________        ________
                                                        $ 17,589        $ 19,892

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Funding notes payable (note 5)                        $ 11,093        $ 12,538
  Accrued interest on funding notes payable                  160             179
  Other liabilities                                          123             188
                                                        ________        ________
                                                          11,376          12,905


COMMITMENTS AND CONTINGENCIES (notes 2,3 and 7)

STOCKHOLDERS' EQUITY

 Common stock:  par value $.01 per share
  50,000,000 shares authorized
  5,210,600 issued and outstanding at September 30,
   1995, and December 31, 1994                                52              52
  Additional paid-in capital                              43,985          43,985
  Accumulated Deficit (note 8)                           (37,824)        (37,050)
                                                         --------        --------
                                                           6,213           6,987
                                                         --------        --------
                                                        $ 17,589        $ 19,892






See notes to consolidated financial statements.



Part I.  Financial Information

Item 1.  Financial Statements (continued)


                   RYMAC MORTGAGE INVESTMENT CORPORATION

             CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                (UNAUDITED)
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                 (amounts in thousands except share data)





                                    Three Months Ended  Nine Months Ended
                                       September 30,       September 30,
                                     1995      1994      1995      1994
REVENUES

  Interest:
    Mortgage related investments    $   260   $  308    $   821   $1,934
    Mortgage derivative securities       59      305       (511)     795
    Provision for investment losses     (19)     (88)       (19)    (186)
    Temporary investments                78       33        243       94
  Net gain on the sale of mortgage
   related investments and mortgage
   derivative securities                   -     503          -      951
                                      -----    -----      -----    -----
                                        378    1,061        534    3,588


EXPENSES

  Interest on funding notes payable     263      317        821    1,428
  Interest on CMOs payable                -        -          -      707
  Interest on notes payable               -       27          -      102
  General and Administrative            149      175        471      644
                                      -----    -----      -----    -----
                                        412      519      1,292    2,881
                                      -----    -----      -----    -----
  Net Income (loss) (note 8)        $   (34)  $  542    $  (758)  $  707

  Net Income (loss) per share       $ (0.01)  $ 0.11    $ (0.15)  $ 0.14

  Weighted average number of common
    shares outstanding             5,211,000  5,211,000    5,211,000  5,211,000









See notes to consolidated financial statements.

Part I.  Financial Information

Item 1.  Financial Statements (continued)

                   RYMAC MORTGAGE INVESTMENT CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                 (amounts in thousands except share data)
<caption

                                                 1995            1994
Operating Activities:
  Net Income (loss) (note 8)                  $   (758)       $    707
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of net premium on mortgage
      related investments                            -             817
    Amortization of premiums on
      mortgage derivative securities               896           1,103
    Interest accrued and added to funding notes
      payable                                      152             584
    Decrease in interest receivable on
      mortgage related investments                  12             500
    Decrease/(increase) in interest receivable on
      mortgage derivative securities                (2)            309
    Decrease in accrued interest on
      funding notes payable and CMOs payable       (19)           (395)
    Decrease in accrued expenses payable           (65)           (370)
    Increase in other receivables                    -          (1,150)
    Gains on the sales of investments                -            (490)
    Other, net                                      41              76
                                                 -----           -----
  Net cash provided by operating activities        257           1,691

Investing Activities:
  Principal payments on mortgage related
     investments                                 1,595          55,884
  Decrease/(increase) in funds held by trustee    (133)            956
  Principal payments on funding notes payable   (1,597)        (32,217)
  Principal payments on CMOs payable                 -         (25,042)
  Principal payments on mortgage derivative
   securities                                        7             239
  Proceeds from sales of investments                 -           2,934
                                                 -----           -----
  Net cash used in investing activities           (128)          2,754

Financing Activities:
  Net repayments of notes payable                    -          (2,980)
  Dividends paid                                   (16)              -
                                                 -----           -----
  Net cash used in financing activities            (16)         (2,980)

Net increase in cash                               113           1,465
Cash at beginning of period                      4,917           1,695
                                                 -----           -----
Cash at end of period                         $  5,030        $  3,160

Supplemental disclosure of cash flow information:
  Interest paid (net of amounts added to funding
  notes payable)                              $    688        $  2,091
  Third quarter dividends paid                $     16        $      -

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

In light of its earnings difficulties and conditions in the mortgage-backed securities markets, the Company has elected not to pursue its historical business. Instead, the Company, together with its financial advisor, continues to explore the prospects for a strategic transaction involving the acquisition of or merger with a profitable going concern. If, after consulting with its financial advisor, the Company determines that a thorough review of potential acquisition candidates has identified no feasible transactions that are likely to result in enhancing stockholder value, management at such time may determine to actively develop an investment portfolio consisting of tax sale certificates as an alternative means of delivering value to stockholders. Any decision to pursue such an alternative or any other investment strategy will necessarily be based upon the Company's financial position as well as general economic and monetary conditions prevailing at such time.
_________________________________________________________________

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

At September 30, 1995 and December 31, 1994, the Company had investments in Mortgage Derivative Securities as set forth below:

PORTFOLIO OF MORTGAGE DERIVATIVE SECURITIES        September 30,  December 31,
                                                         1995          1994
___________________________________________________________________________
FNMA REMIC Trust 1988-7 ("FNMA 1988-7")              $   44         $   73
    -  Trust 1988-11 ("FNMA 1988-11")                   266            410
    -  Trust 1991-163 Class SA ("FNMA 1991-163")        315            763
FHLMC Multi-Class Mortgage Participation
  Certificates
  (Guaranteed)
    -  Series 2 ("FHLMC 2")                             126            164
    -  Series 1248 Class H ("FHLMC 1248")               315            528
Cornerstone Mortgage Investment
  Group II, Inc.
    -  Series 13 ("Cornerstone 13")                      26             32
    -  Series 14 ("Cornerstone 14")                      14             20
____________________________________________________________________________
                                                     $1,106         $1,990
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

Note 3 - Mortgage Derivative Securities (continued)

Although long-term interest rates declined during the late first and second quarters of 1995, causing an increase in mortgage prepayment speeds, rates have stabilized during the third quarter and, in conjunction with normal seasonal patterns, actual and market projections of future prepayment speeds have slowed. As a result, no downard valuation adjustments were necessary to the Company's portfolio of assets during the third quarter; however, the Company did elect to establish a valuation reserve account for possible future period valuations. During the second quarter of 1995, the Company made $700 of downward valuation adjustments to its portfolio.

Under FASB-115, future cash flows are discounted at a rate reflective of market yields for assets of the type held by the Company. At September 30, 1995, the Company applied a discount rate of 16% to the cash flows for its portfolio of Mortgage Derivative Securities, whereas at December 31, 1994, the Company applied a discount rate of 12% except for two assets, FNMA 1988-7 and FHLMC 1248, where a 16% discount rate was applied to reflect the negative effects caused by increases in short-term interest rates on these two assets.

None of the Company's mortgage derivative securities are pledged as collateral for any borrowings and thus represent a source of liquidity to the Company.
_________________________________________________________________

Note 4 - Mortgage Related Investments

The Company's mortgage related investments consist of ownership interests in certain classes of mortgage-backed securities issued by Ryan Mortgage Acceptance Corporation IV (as described below).

On September 23, 1988, the Company purchased from Ryan Mortgage Acceptance Corporation IV ("RYMAC IV"), certain GNMA certificates and FNMA certificates and other collateral owned by RYMAC IV and pledged to secure RYMAC IV's Mortgage Collateralized Bonds Series 3, 4, 7, 10, and 19 (collectively the "RYMAC IV Bonds"). These mortgage related investments and other collateral were purchased subject to the lien of the Indenture between RYMAC IV and the Trustee (the "RYMAC IV Indenture") pursuant to which the RYMAC IV Bonds were issued and subject to the rights of the Trustee and the
bondholders  thereunder.   (See  note  5)   This  series  of  three



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

During the first quarter of 1994, the Company sold its ownership rights in the RYMAC IV Series 3 and 4 Bonds for a net gain of approximately $582. (See note 5) For the remaining RYMAC IV Bond Series 7, 10 and 19, the Company is investigating the possible contractual assignment of its ownership rights.

At September 30, 1995 and December 31, 1994, the Company owned mortgage related investments with aggregate outstanding principal balances of $10,673 and $12,430, respectively, which provide for monthly principal and interest payments. The RYMAC IV collateral bears interest at rates ranging from 7.75% to 10.50% and have scheduled maturity dates ranging from July 1, 2001 to April 1, 2017.
_________________________________________________________________

Note 5 - Funding Notes Payable

Funding notes payable represent limited recourse notes delivered to RYMAC IV as partial payment for the purchase of mortgage related investments and other collateral and have payment terms the same as the related series of RYMAC IV Bonds. (See note 4) The funding notes payable consisted of three multi-class series at September 30, 1995 and December 31, 1994, having stated maturities ranging from August 1, 2016 to May 1, 2017. The classes of each series of funding notes payable bear interest at fixed rates. The range of fixed rates at September 30, 1995 and December 31, 1994 were 8.25% to 9.45%.

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

Note 6 - Interest Expense on CMOs Payable

CMOs payable had represented, until May 1994, the Ryland Mortgage Securities Corporation Mortgage Collateralized Bonds Series 1989-6 (the "RMSC Bonds"). During May 1994, the Company assigned its ownership rights in the RMSC Bonds and the related assets (Mortgage Related Investments) to a third party. As such, since May 1994, interest on CMOs payable is no longer an expense of the Company, but for a portion of the nine month period ended September 30, 1994, it represented a material portion of Company expenses.
_________________________________________________________________

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

On September 8, 1995, the Company announced a dividend payment of $0.003 per share, payable on September 29, 1995, to stockholders of record on September 20, 1995. The dividend payment, representing excess inclusion income, is taxable to stockholders.

The following table illustrates the reconciliation between Net Loss and Accumulated Deficit and the related per share data for the three months ended September 30, 1995:

    Accumulated Deficit
     at June 30, 1995                                     $(37,774)
    Net Loss                                                   (34)
    Less:  Dividends Paid                                      (16)
    Accumulated Deficit
     at September 30, 1995                                $(37,824)
    Per Share:
    Net Income                                            $  (0.01)
    Dividends Paid                                        $  0.003
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

The Unaffiliated Directors adopted an incentive stock option program during 1994 for the Company's two Officers and Affiliated Director. Under the Stock Option Program, options on 260,000 shares of the Company's Common Stock were awarded at market prices, exercisable over ten year periods ending May 2005. In addition, a salary continuance program was provided to the Company's officers, allowing for up to one year's base salary following any such business combination.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

INVESTMENT ACTIVITIES AND FUTURE PROSPECTS FOR THE COMPANY

In light of its earnings difficulties and conditions in the mortgage-backed securities markets, the Company has elected not to pursue its historical business. Instead, the Company continues to explore the prospects for a strategic transaction involving the acquisition of or merger with a profitable going concern. Together with the Company's financial advisor, management has held recent discussions with potential candidates regarding the possibility of such a transaction. In addition, management has instructed the Company's financial advisor to continue to identify and approach additional suitable candidates regarding their interest in pursuing a merger with the Company.

Any such transaction may involve payment by the Company of a cash purchase price, the issuance of notes or preferred or common stock or some combination thereof. In any case, management anticipates that the consummation of any transaction would be conditioned upon the receipt of stockholder approval at a special meeting called for such purpose.

If, after consulting with its financial advisor, the Company determines that a thorough review of potential acquisition candidates has identified no feasible transactions that are likely to result in enhancing stockholder value, management at such time may determine to actively develop an investment portfolio consisting of tax sale certificates as an alternative means of delivering value to stockholders. Any decision to pursue such an alternative or any other investment strategy will necessarily be based upon the Company's financial position as well as general economic and monetary conditions prevailing at such time.

The Company continues to be aware of the effects of time delays in beginning new investment activities. However, the Company believes that the future potential earnings and value building aspects of utilizing its assets in a successful business combination outweigh those of rebuilding an investment portfolio containing lower-risk assets than those previously composing the Company's investment portfolio. Acquisitions of mortgage derivative securities are currently restricted to those specifically approved by the Company's Board of Directors.

In order to continue to qualify for an exemption under the Investment Company Act of 1940, the Company expects to make, subject to Board approval, sizeable investments in whole pool residential mortgage pass-through certificates during the fourth quarter of 1995. Such purchases will be restricted to AAA rated, U.S. Government or quasi-government agency securities and will be made at prices that minimize principal risk to the Company.


DIVIDEND POLICY

In accordance with the Code, the Company is required to distribute at least 95% of its taxable income to its stockholders each year in order to maintain its status as a REIT. Dividends paid for a fiscal year in excess of the Company's taxable income are reported as a return of capital to the Company's stockholders, except as provided below.

Some of the Company's investments constitute REMIC residual interests. Certain of these residual interests may produce "excess inclusion" income during the fiscal year. The Code requires that excess inclusion income be included in a taxpayer's income even though the taxpayer has current or prior losses that would otherwise offset such income. As a result, the Company could have taxable income from excess inclusions in a taxable year even though it has current or prior losses from other investments that would normally be sufficient to offset the amount of such excess inclusion income. The Company is required to distribute the taxable income representing excess inclusions to meet its 95% distribution requirement and to avoid a corporate level tax on such income. When such income is distributed to a stockholder, the stockholder will have taxable income, rather than a return of capital, equal to its share of such excess inclusion income during the fiscal year. For a stockholder, generally, excess inclusion income cannot be offset by losses. On September 8, 1995, the Company announced a dividend of $.0003 per share paid on September 29, 1995 to stockholders of record on September 20, 1995. This third quarter 1995 dividend was the result of excess inclusion income.

RESULTS OF OPERATIONS

The Company's Net Income declined from $707,000 for the nine month period ended September 30, 1994 to a Net Loss of $(758,000) for the nine month period ended September 30, 1995, a decrease of $1,465,000. This net decline is attributable to 1) the Company's incurring $700,000 in asset value writedowns during the 1995 (all in the second quarter) period while only minor writedowns of $33,000 were required for the first nine months of 1994, 2) the existence of a net gain from the sale of assets of $951,000 in 1994's period as compared to no such gain in the 1995 period, and
3) a reduction in operating expenses of $275,000 between the 1994 and 1995 nine month periods.

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

Interest rate declines during the late stages of 1995's first quarter and throughout the second quarter of 1995, culminating in the Federal Reserve's downward rate movement on July 6, 1995, caused a significant increase in mortgage refinancing activity during such period and a projection by mortgage market professionals of further increases in future prepayment speeds. The valuation methodology assumption of a continuation of such increased PSA speeds was directly responsible for the $700,000 in valuation writedowns as of June 30, 1995. Without such downward valuation adjustments, the Company's net loss for the first nine months of 1995 would have been limited to $58,000.

Without the net gain recorded from the sale of Mortgage Related
Investments in 1994's first nine months, the Company would have incurred a loss of $(244,000) for such period.

Without regard to asset valuation writedowns, the Company has operated at a slight loss per month during the first nine months of 1995.

Statement of Revenues and Expenses

Net Income (loss), as calculated in accordance with GAAP and as presented in the accompanying consolidated financial statements, was $(758,000), or $(0.15) per share, for the nine months ended September 30, 1995 as compared with $707,000, or $0.14 per share, for the nine months ended September 30, 1994, and $(34,000), or $(0.01) per share, for the three months ended September 30, 1995 as compared to $542,000, or $0.11 per share, for the three months ended September 30, 1994.

Interest revenue on Mortgage Related Investments decreased from $1,934,000 for the nine months ended September 30, 1994 to $821,000 for the nine months ended September 30, 1995, as a result of the substantial reduction in Mortgage Related Investments on the Company's Balance Sheet, which decreased from an average outstanding of $39,089,000 during 1994's first nine months to an average outstanding of $11,552,000 during the first nine months of 1995. Interest revenue on Mortgage Derivative Securities was $795,000 for the nine months ended September 30, 1994 as compared to $(511,000) for the nine months ended September 30, 1995. This $1,306,000 reduction in interest revenue was the result of 1) the sale of six Mortgage Derivative Securities during 1994's third and fourth quarters, which, although producing substantial sales gains in such periods, also resulted in the decrease of interest revenue recognition from these disposed assets during subsequent periods, and 2) the valuation writedown of assets equal to $700,000 in 1995's first nine months (all in the second quarter) as compared with $33,000 for the first nine months of 1994. Such writedowns are reflected as a decrease to interest revenues on Mortgage Derivative Securities during the period incurred.

Income on Temporary Investments increased from $33,000 for the quarter ended September 30, 1994 to $78,000 for the quarter ended September 30, 1995 and from $94,000 to $243,000 for the nine month periods ended September 30, 1994 and 1995, respectively, as the Company held its unrestricted cash reserves in high quality, short-term financial investments. The Company's cash reserves are the result of the profitable sale of Mortgage Related Investments and Mortgage Derivative Securities during 1994 and the substantial reduction in operating expenses between periods. Such sales were largely responsible for providing funds sufficient to 1) repay the balance of repurchase agreement loans collateralized by such assets and 2) increase cash reserves by $2,587,000 between June 30, 1994 and September 30, 1995.

Interest expense on Funding Notes and CMOs Payable decreased from $317,000 and $2,135,000 for the three and nine months ended September 30, 1994 to $263,000 and $821,000 for the three and nine months ending September 30, 1995, respectively, as a result of the substantial offsetting balance sheet decline of Funding Notes and CMOs Payable, which decreased from an average outstanding of $41,597,000 during the first nine months of 1994 to an average of $11,816,000 during the nine months ended September 30, 1995. Operating expenses (includes "Interest on Notes Payable" and "General and Administrative") decreased from $746,000 for 1994's first nine months to $471,000 in 1995's first nine months. This decrease between periods of $275,000 was the result of 1) the Company incurring no interest expense on Notes Payable during the 1995 period as compared to $102,000 of interest cost on borrowings in the comparable 1994 period, (the Company repaid all Notes Payable, including repurchase agreements, as of November 30, 1994 and has not incurred any interest expenses on borrowed funds since that date) and 2) a further reduction in General and Administrative expenses of $173,000, as the Company continued to be responsive to its substantially reduced balance sheet by implementing extensive cost reduction efforts.



Balance Sheet

The Company's assets declined during the nine month period ended September 30, 1995 by $2,303,000, to a total of $17,589,000 at
September 30, 1995. This decrease is primarily attributable to the Company's Mortgage Related Investments declining during the nine month period from $12,430,000 to $10,673,000, a decrease of $1,757,000. This reduction is the result of principal payments on the mortgage collateral underlying the Company's Mortgage Related Investments. Additionally, Mortgage Derivative Securities decreased from $1,990,000 at December 31, 1994 to $1,087,000 at September 30, 1995, a decrease of $903,000. Such $903,000 decline was the result of the $700,000 valuation writedown incurred as of June 30, 1995 and normal monthly amortization of the Company's investment basis in its Mortgage Derivative Securities. All other asset category changes between December 31, 1994 and September 30, 1995 represented an increase of $357,000, including a $113,000 increase in the Company's cash accounts between the December 31, 1994 and September 30, 1995 balance sheet dates and a timing related increase of $152,000 in receivables related to the Company's mortgage assets.

The decrease in Mortgage Related Investments was matched by a corresponding decrease in the related liability account, Funding Notes Payable, from $12,538,000 to $11,093,000, or a decrease of $1,445,000, as returned principal on the underlying mortgages was used to retire outstanding obligations secured by such mortgages.

Funds held by trustee increased from $172,000 at December 31, 1994 to $305,000 at September 30, 1995. This category of assets represents the receipt of monthly mortgage payments (principal and interest) on the Company's Mortgage Related Investments awaiting the future payment (reduction) of Funding Notes, Interest on Funding Notes and payment of excess monies (if any) to the Company.

The two liability accounts, Accrued interest on funding notes payable and Other liabilities, decreased in total by $84,000, both reflecting the overall reduction in the size of the Company's balance sheet between December 31, 1994 and September 30, 1995.

The Company's Accumulated Deficit increased from $(37,050,000) at December 31, 1994 to $(37,824,000) at September 30, 1995 reflecting the $758,000 loss incurred during the first half of 1995 and the Company's third quarter 1995 dividend distribution of $16,000.

EXPENSES AND USE OF BORROWED FUNDS

Operating expenses ("Interest on Notes Payable" and "General and Administrative") were $746,000 for the nine months ended September 30, 1994 versus $471,000 for the nine months ended September 30, 1995, a decline of $275,000. The components of this decrease in Operating expenses include: 1) reduced interest costs on Notes Payable, which decreased from $102,000 in 1994's first nine months to $0 for 1995's first nine months, as Notes Payable on the Balance Sheet declined from $3,365,000 to $0 between March 31, 1994 and November 30, 1994, at which date the Company repaid its remaining repurchase agreement outstandings, and 2) a decrease of General and Administrative expenses from $644,000 in 1994's first nine months to $471,000 in 1995's corresponding period, a decline of $173,000.

During the first eleven months of 1994, the Company used the proceeds from repurchase agreements to fund a portion of its portfolio of Mortgage Derivative Securities. (See note 7 of Notes to Consolidated Financial Statements and "Liquidity and Capital Resources") All repurchase agreements were repaid on November 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

At both December 31, 1994 and September 30, 1995, the total amount borrowed by the Company was $0. The Company is subject to a limitation on the amount of total borrowings of $25,000,000 pursuant to a policy adopted by its Board of Directors in March 1992, although such amount is substantially in excess of amounts that could currently be borrowed by the Company.

At November 30, 1994, the Company repaid in full its remaining repurchase agreement obligations and has had no outstanding Notes Payable since that date. As such, all of the Company's remaining Mortgage Derivative Securities are available to secure future borrowings. The Company believes that potential borrowings of approximately $500,000 secured by such assets or estimated proceeds realizable upon the sale of these assets of approximately $1,000,000, and current cash reserves of $5,000,000, held in high quality short-term instruments, provide the Company with sufficient liquidity with which to pursue its proposed business activities. (See "Investment Activities and Future Prospects for the Company")

Part II

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







Dated:  November 7, 1995