Form 10-K
period 1995-12-31
RYMAC MORTGAGE INVESTMENT CORP
filed 1996-03-20
CIK 835669

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

               Annual Report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

(Mark One)
[X]  Annual report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 [Fee Required]
     For the fiscal year ended December 31, 1995 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of March 20, 1996, 5,210,600 shares of RYMAC Mortgage Investment
Corporation common stock were outstanding, and the aggregate market value of the shares held by non-affiliates (based upon the closing price of the common stock on that date as reported on the American Stock Exchange
Composite Tape) was approximately $7,165,000.

                   Documents Incorporated by Reference:

Registrant's 1996 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year.

                             PART I

Item 1.  Business


          (A)  General Development of Business.

          RYMAC Mortgage Investment Corporation (the "Company") was incorporated in the State of Maryland on July 1, 1988. Prior to 1994, the Company was primarily engaged in making investments in mortgage derivative securities and, to a lesser extent, mortgage related investments, all of which are secured by single-family residential mortgage loans. Two wholly-owned, limited purpose finance subsidiaries of the Company, RYMAC Mortgage Investment I, Inc. ("RMI I") and RYMAC Mortgage Investment II, Inc. ("RMI II"), hold certain mortgage related investments. The Company also generates revenues from other sources, such as interest earnings on certain investments of the Company and sales of certain investments of the Company.

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

          Since May 1992, the Company has not purchased any new mortgage derivative or mortgage related investments. During 1995, the Company purchased one 7% FNMA guaranteed pass-through certificate backed by 30 year single-family mortgage loans of which the Company maintains 100% ownership. The current principal balance is approximately $3.4 million. During the period from the Company's inception in 1988 through early 1992, mortgage interest rate levels and prepayment speeds remained within ranges existent from 1970 to early 1992. Historically, cash received from the Company's investment portfolio represented interest and dividend earnings and the return of investment principal (basis). However, from June of 1992 to early 1994, mortgage rates declined to levels lower than those existent for the prior twenty years, resulting in extraordinarily rapid and sustained levels of residential mortgage prepayments. As a direct result, the Company's investments generated sharply reduced interest and dividend earnings. Further, as the duration of high levels of prepayments continued, the Company's cash flows from returns of investment principal and interest and dividend earnings were also impaired and sufficient only to reduce the Company's borrowings (including margin calls), pay operating expenses and fund minimal dividend distributions to stockholders during the second half of 1992 and all of 1993, 1994 and 1995. As a result of these earnings difficulties and a substantially altered mortgage-backed securities market, the Company's Board of Directors elected in mid-1994 not to pursue its historical business. Instead, the Company and, since June 1995, its financial advisor have been investigating alternatives to the business currently conducted by the Company. Operating and capital losses incurred during 1992 through 1995 have resulted in tax losses estimated currently at $36 million. Such tax losses can be carried forward and utilized to offset future taxable income generated from current or contemplated activities before Company earnings are taxable or, as a REIT, result in dividend distributions.

Currently, the Company and its financial advisor are in the process of identifying and soliciting interest from suitable candidates regarding strategic transactions involving the acquisition of or merger with a profitable growing concern. The successful conclusion of a business combination or merger is subject to financial and economic conditions in the marketplace, the negotiation of mutually acceptable values, the particular requirements of the owners and management of other entities and the existence of competitive offers from entities with greater resources than those of the Company. To date, the Company has not successfully concluded any such discussions.

If the Company is unsuccessful in identifying a business combination or merger that is likely to produce value building results, it may elect to alternatively begin to develop an investment portfolio of financial assets. A decision to pursue such alternative investment activity would be subject to the Company's financial position as well as general economic and financial market conditions prevailing at such time. Either a new investment activity or any business combination or merger would seek to make effective use of the Company's tax loss position. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

          (C)  Narrative Description of Business.

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

          2. Operating Policies and Strategies. Unprecedented high levels of mortgage refinancings resulting in prepayment of the Company's assets for all of 1992 and 1993 and continuing into the early part of 1994, have caused the Company to incur large operating losses. The extended duration of these prepayments permanently reduced cash flows and earnings from these same assets and caused the Company to consider alternative investment policies and strategies, including the purchase and financing of alternative financial assets and evaluation of potential business combinations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Activities and Future Prospects for the Company")

          During the four year period ended December 31, 1995, the Company incurred tax losses estimated at $36 million. Of this, it is estimated that $31 million represents operating losses while $5 million represents capital losses related to sales of assets. Operating tax losses may be carried forward for a period of up to 15 years from the date of occurrence, while capital tax losses can be carried forward for five years from occurrence. The Company's tax loss positions can be utilized to offset future taxable income before the Company's earnings again become taxable, or, as a REIT, result in required dividend distributions. Should its future activities be successful, the Company would be in a position to reinvest cash flows into suitable assets and activities.

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

          The Company may elect to purchase or otherwise reacquire, shares of its Common Stock, par value $.01 per share ("Common Stock"), if, in the opinion of the Board of Directors, such purchases can be made upon favorable terms that can be expected to result in an increase in distributions or value to the remaining stockholders without adversely affecting the ability of the Company to maintain its qualification as a REIT under the Code. The Company did not purchase any shares of Common Stock during calendar 1995 nor does it anticipate any purchase of shares during calendar 1996.

          The Company previously utilized borrowings to purchase certain of the investments described above and contemplates the use of borrowings in regard to any new investment activity or business combination. During 1994, the Company elected to allow its bank line of credit to expire and repaid in full all outstanding repurchase agreements with Wall Street dealers. Since November 30, 1994, the Company has had no outstanding borrowings. (See "Capital Resources")

          3. Types of Investments. Historically, the Company's portfolio of assets has included:

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

           9) Residual Bonds, in general, entitle the holder to receive all or a portion of the residual cash flow from an underlying CMO after payment of principal and interest on all other bond classes and other expenses related to administration of the CMO.

          (c) Mortgage-Backed Securities. An MBS, or Mortgage-Backed Security, is a security backed by an undivided interest in a pool of mortgage loans. The cash flow from the mortgage loans is used to pay principal of, and interest on, the securities. The most commonly recognized MBSs are issued through the following three governmental entities: GNMA; FNMA; and FHLMC.


          4. Investment Portfolio. During the year ended December 31, 1995, in order to continue to qualify for an exemption under the Investment Company Act of 1940 (See "Investment Restrictions"), the Company made a sizeable investment in one 7% FNMA guaranteed 30 year single-family mortgage pool. (See "Current Business Environment" above, and "Management's Discussion and Analysis of Financial Condition and Results of Operations")

          The information presented below with respect to each of the Mortgage Derivative Securities, Mortgage Related Investments and Mortgage-Backed Securities held by the Company at December 31, 1995, was provided to the Company either by the issuer of the related CMO or obtained from the Bloomberg Financial System ("Bloomberg"). The Company did not participate in the issuance of such CMOs and is relying on the respective CMO Issuers and Bloomberg regarding the accuracy of the information provided. The Company believes, however, that such information is accurate. In reading the information presented below, only information regarding CMO classes whose structure and balance affect the performance of the Company's investment in the related Mortgage Derivative Security, Mortgage Related Investment or Mortgage-Backed Security is shown. For investments where no information is shown for other CMO classes, the performance of the Company's investment relates solely to prepayment speeds on the underlying Mortgage Collateral.


                                   Collateralized Mortgage Obligations
                                 Underlying Mortgage Related Investments
                                        Held on December 31, 1995
                                          Principal
                         Initial            Amount                                             Company's
                         Principal          as of                          Issue Date/         Percentage
Name of Issuer CMO       Amount         Dec. 31, 1995  Interest  Stated    First Optional      Ownership
  and Series   Class     (In Thousands) (In Thousands)  Rate     Maturity  Redemption Date      Interest


RYMAC IV

 Series 7      7-Z(1)     $ 1,500         $  2,741       9.400%  08/01/16     07/29/86           100%
                                                                           Later of 08/01/01
                                                                           or date Class 7-C
                                                                           fully paid


 Series 10     10-Z(1)      4,000            5,493       9.450   10/01/16     09/30/86           100%
                                                                           Later of 10/01/01
                                                                           or date Class 10-C
                                                                           fully paid


 Series 19     19-B         4,550            1,880       8.250   05/01/17     04/23/87           100%
                                                                              05/01/97







                                   (Notes to table appear on page 12)

                                    Collateralized Mortgage Obligations
                                 Underlying Mortgage Derivative Securities
                                         Held on December 31, 1995

                                          Principal
                         Initial            Amount                                             Company's
                         Principal          as of                          Issue Date/         Percentage
Name of Issuer CMO       Amount         Dec. 31, 1995  Interest  Stated    First Optional      Ownership
  and Series   Class     (In Thousands) (In Thousands)  Rate     Maturity  Redemption Date      Interest


FNMA
  REMIC        7-Z(1)     $  20,000       $ 35,821      9.250%   04/25/18    04/29/88            15%
  Trust        7-R              700             77       (5)     04/25/18  No optional redemp-   of Class
  1988-7                                                                   tion permitted        7-R


FNMA
  REMIC        11-A(2)       56,000         16,703      8.550    05/25/18    05/25/88            22%
  Trust        11-B(2)        6,700          1,998       (3)     05/25/18  No optional redemp-   of Class
  1988-11      11-C          88,200          3,233       (3)     05/25/18  tion permitted        11-R
               11-D          49,100          1,800       (4)     05/25/18
               11-R              20              5       (5)     05/25/18


FHLMC
  Series 1248  H               186              36       (3)     03/15/22    03/30/92            10.8%
                                                                           Date amount of certif-
                                                                           icates is less than 1%
                                                                           of original amount


FNMA
  REMIC Trust  SA            1,360             261       (3)     12/25/21    12/30/91            12.87%
  1991-163                                                                 No optional redemp- of Class SA
                                                                           tion permitted


FHLMC
  Series 2     2-Z(1)       19,260          26,725      9.300    03/15/19    03/30/88            100%
               2-R             100               2  2,668.240(5) 03/15/19  No optional redemp- of Class 2-R tion permitted





                                    (Notes to table appear on page 12)

                                    Collateralized Mortgage Obligations
                                 Underlying Mortgage Derivative Securities
                                         Held on December 31, 1995

                                          Principal
                         Initial            Amount                                             Company's
                         Principal          as of                          Issue Date/         Percentage
Name of Issuer CMO       Amount         Dec. 31, 1995  Interest  Stated    First Optional      Ownership
  and Series   Class     (In Thousands) (In Thousands)  Rate     Maturity  Redemption Date      Interest

FHLMC
  Series 21    21-Z(1)    $  84,750      $100,668      9.500%    01/15/20     11/30/88           37.5%
               21-R             100            10        (5)     01/15/20  Date amount of multi- of Class
                                                                           class bonds is less   21-R
                                                                           than 1% of original
                                                                           amount

Cornerstone
  Mortgage
  Investment
  Group II,
    Inc.
  Series 13    A-1           20,009         4,986      9.250     08/30/18    08/25/88            100%
               Interest Rcpts  None         None          (6)    08/30/18  Date amount of cer-  of Interest
                                                                           tificates is less    Receipts
                                                                           than 10% of original
                                                                           amount

  Series 14    A-1           15,012         2,734      9.250     09/30/18    09/25/88            100%
               Interest Rcpts  None         None         (6)     09/30/18  Date amount of cer-  of Interest
                                                                           tificates is less    Receipts
                                                                           than 10% of original
                                                                           amount


PaineWebber
  CMO Trust    L-4(2)       114,200        41,042      8.950     07/01/18    06/30/88            17.8%
  Series L     L-5              185           185         (5)    07/01/18  No optional redemp-  of Class L-5
                                                                           tion permitted







                                    (Notes to table appear on page 12)

                                         Mortgage-Backed Security
                                         Held on December 31, 1995




                                       Principal                                          Company's
                      Initial         Amount as of                                        Percentage
  Name of Issuer      Amount         Dec. 31, 1995     Interest    Stated      Issue      Ownership
  and Pool Number  (In Thousands)   (In Thousands)       Rate     Maturity     Date       Interest


    FNMA               $3,400            $3,397         7.000%    11-1-25     12-1-95       100%
      #332585







                                    (Notes to table appear on page 12)

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


 (3) A CMO Class whose interest rate varies based on a specified relationship to the 30-day London Interbank
Offered Rate for U.S. Dollar deposits ("LIBOR"), the 1 Year Treasury Index or the 3 Month Treasury Index,
subject to a maximum interest rate.  The interest rates at December 31, 1995 on Class 11-B and 11-C of the
FNMA REMIC Trust 1988-11 were 6.39% and 6.69%, respectively, with maximum interest rates payable of 12.75%
and 14.0%, respectively.  The interest rate at December 31, 1995 on Class H of FHLMC Series 1248 was
3,471.53% with a maximum interest rate payable of 9,340.65%.  The interest rate at December 31, 1995 on
Class SA of the FNMA REMIC Trust 1991-163 was 427.05% with a maximum interest rate payable of 1,034.80%.


 (4) Zero coupon Bond that does not bear interest.


 (5) Residual Bonds.


 (6) Beneficial ownership of undivided interests in 2.105263% of all future interest payments to be made on the GNMA certificates underlying the related CMO.


The following table sets forth certain information with respect to the collateral underlying such CMO(1):

                                       Collateral Descriptions

                         Type of           Remaining               Weighted           Weighted Average
                        Mortgage        Principal Amount            Average              Scheduled
   Issuer and          Certificates        of Mortgage          Pass-Through           Remaining Term
   Series or            Securing          Certificates            Rate of               to Maturity
 Pool Number            the CMO           (In Thousands)     Mortgage Certificates     (Years:Months)

RYMAC IV
  Series 7                FNMA               $   2,774             9.24%                    19:01
  Series 10               FNMA                   5,280             9.60                     18:09
  Series 19               FNMA                   1,760             8.62                     20:02


FNMA
  #332585                 ----                   3,397             7.00                     29:10


FNMA
  REMIC Trust
    1988-7                FNMA                  35,898             9.50                     20:06
  REMIC Trust
    1988-11               FNMA                  23,739             9.00                     20:11
  REMIC Trust
    1991-163              FNMA                 104,159             9.00                     23:04


FHLMC
  Series 2                FHLMC                 26,727             9.50                     17:03
  Series 21               FHLMC                100,678             9.50                     21:01
  Series 1248             FHLMC                 63,497             9.00                     21:09

Cornerstone
  Mortgage
  Investment
  Group II, Inc.
  Series 13               GNMA                   4,989             9.50                     22:01
  Series 14               GNMA                   2,736             9.50                     22:00


PaineWebber
  Series L                FNMA                  41,217             9.00                     20:03

TOTAL PORTFOLIO WEIGHTED AVERAGE PASS-THROUGH RATE                 9.20

(1)  Information on those RYMAC IV CMOs which did not have a payment date on January 1, 1996 is as of the payment date for such CMOs that preceded January 1, 1996.  All other information is as of January 1, 1996.

         5. Cash Flow from Investments. The Company's return on its investments has been substantially affected by a number of factors, including short-term interest rates to the extent that such rates affect certain of its investments, and the rates of prepayment of the underlying Mortgage Collateral. The rate at which principal payments occur on pools of single-family loans is influenced by a variety of economic, geographic, social and other factors. In general, however, mortgage loans are likely to be subject to higher prepayment rates if prevailing interest rates are significantly below the interest rates on the mortgage loans, as was the case during the time period of early 1992 to early 1994 and again during the second half of 1995. Conversely, in the event that interest rates are near or above the interest rate on the mortgage loans, the rate of prepayment would be expected to decrease as had been the case in the period of mid 1994 to mid 1995. The extended duration of unprecedented high levels of prepayments during the early 1992 to early 1994 time period caused permanent impairment to the cash flow levels of a majority of the Company's assets purchased prior to May of 1992. The extent of the impairment was such that a return to slower prepayment speeds did not materially improve the cash flow performance of such assets. Other factors affecting the rate of prepayment of mortgage loans include changes in mortgagor's housing needs, job transfers, unemployment, mortgagors' net equity in the mortgaged properties, assumability of mortgage loans, servicing decisions and the cost of refinancing.

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

         6. Other Potential Investments. The Company's Board of Directors adopted Investment Guidelines ("Guidelines") to provide general parameters for the Company's investments and borrowings pursuant to which the Company may make investments without case by case approval by the Board of Directors. The Guidelines list certain investments which the Company is permitted to make. Pursuant to the Guidelines, the Company may purchase Mortgage Collateral which the Company may hold or pledge to secure a CMO or to back other mortgage related securities. The Company may also acquire shares of equity securities of other CMO residual REITs. Additionally, the investment criteria set forth in the Guidelines, allow the Company, for a fee, to issue commitments to sellers of Mortgage Collateral. The Company may purchase mortgage loans (i) that are eligible for securitization and guaranty by GNMA, FNMA or FHLMC or (ii) that are not eligible for such securitization and guaranty. The Company may also purchase Mortgage Collateral that could subsequently be used to secure various CMOs issued by one or more CMO Issuers, and may participate in the issuance of CMOs by forming, acquiring or entering into arrangements with CMO Issuers. The Company has not engaged in any of such activities to date and does not expect to consider such activities. However, due to the performance of the Company's investment portfolio since 1992 and the altered business environment for mortgage investments in general, the Company has made only one substantial investment since May 1992 (See "Investment Portfolio" and "Management's Discussion and Analysis of Financial Condition and Results of Operations") and is currently required to seek specific Board of Directors approval for purchases of any new investment. The Board of Directors has authorized management 1) to continue evaluation of alternative investment activities and 2) to evaluate business combination proposals that could effectively utilize the Company's tax loss position.

         7. Capital Resources. The Company had maintained a line of credit with a commercial bank for $250,000 which expired on April 30, 1994 and, at the Company's election, was not renewed.
The line of credit had been used to fund day-to-day operating needs and in past periods to also temporarily fund acquisitions of new investments pending negotiation of repurchase agreements or awaiting return of invested principal.

         The Company had historically supplemented its funds available for investment through repurchase agreements. The repurchase agreements entered into by the Company involved the transfer by the Company of certain of its assets to a financial institution in exchange for cash in an amount that was less than the fair market value of such assets. At the same time, the Company agreed to repurchase such assets at a future date at a price equal to the cash paid by such financial institution plus interest thereon. The extraordinarily high level of mortgage prepayments in the 1992 to mid 1994 period caused dealers to reduce substantially the financing value of investments pledged under repurchase agreements. Under such circumstances, the Company was required to reduce the amount of outstanding borrowings by cash payments under the repurchase agreement or the delivery of other unencumbered investments, thus reducing the Company's ability to purchase new investments. (See "Management's Discussion and Analysis - Liquidity and Capital Resources")

         At December 31, 1995 and March 20, 1996 the Company had no outstanding borrowings under repurchase agreements. As such, all of the Company's Mortgage Derivative Securities and its Mortgage-Backed Security are available to secure future borrowings, although the financing value of such Mortgage Derivative Securities is substantially limited.

         The Company's By-laws provide that it may not incur additional indebtedness if, after giving effect to such indebtedness, its aggregate indebtedness (other than liabilities incurred in connection with participation in the issuance of CMOs and any loans between the Company and its corporate subsidiaries), secured and unsecured, would exceed 300% of the Company's average invested assets, in each case on a consolidated basis, as calculated at the end of each calendar quarter in accordance with generally accepted accounting principles, unless such additional indebtedness is approved by a majority of the Unaffiliated Directors. The Company is currently operating under a borrowing limitation pursuant to a policy adopted by its Board of Directors that limits total borrowings to $25,000,000, an amount substantially in excess of the amount the Company would be able to borrow under the current operating condition of the Company. At December 31, 1995 and March 20, 1996, the Company had no indebtedness outstanding. The Company's contemplated future activities could include borrowings by the Company which would be secured by a pledge of newly acquired assets and/or current portfolio assets.

         The Company has authorized 50,000,000 shares of Common Stock. The Company's current financial condition substantially limits its ability to raise additional equity capital. The successful implementation of alternative investment strategies and/or the negotiation of a business combination may involve issuance by the Company of common stock. The Company believes that the issuance of equity securities in connection with alternative investment activities and/or a business combination and potentially raising additional equity capital based upon the success of such investment activity or combination is in the long-term best interests of the Company.

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

         8. Investment Restrictions. Restrictions on investments by the Company in certain types of assets are imposed by the provisions of the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act specifically exempts entities primarily engaged in such activities from the definition of an investment company (the "Real Estate Exception"). Under interpretations issued by the staff of the Securities and Exchange Commission, in order to qualify for the Real Estate Exception, the Company must maintain at least 55% of its assets in mortgage loans or certain other interests in real estate, and another 25% of its assets in those or certain other types of real estate-related interests. The ability of the Company to acquire Mortgage Derivative Securities may be limited by the Investment Company Act depending, among other things, upon whether the Company acquires all or only a portion of the residual interest in a CMO, the nature of the collateral underlying such CMO and the composition of the balance of the Company's assets at the time of each such acquisition. Under interpretations of the staff of the Commission, investments in mortgage-backed or other mortgage related securities (including mortgage certificates) that are securities considered to be separate from the underlying mortgage loans are not considered to be investments in mortgage loans for purposes of the 55% test unless such securities represent all the certificates issued with respect to the underlying pool of mortgages. The Company's investment policies prohibit it from making any investments that would cause the Company to be an investment company within the meaning of the Investment Company Act. The Company monitors its operations in order to evaluate the qualification of the Company for the Real Estate Exception.

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

         In order to continue to qualify for an exemption under the Investment Company Act of 1940, (see note 2 of the Company's Consolidated Financial Statements), the Company made a sizeable investment in one 7% FNMA guaranteed 30 year single-family mortgage pool, of which the Company owns 100%, during the fourth quarter of 1995. Such security is AAA rated and was purchased at a price that under current market conditions minimizes principal risk to the Company.

         If the Company were unable to qualify for the Real Estate Exception or otherwise engage in a business other than that of an investment company, it will be required to register as an investment company under the Investment Company Act. The Company is unable to predict how registration under such Act would affect its current plans to pursue new investment activities or business combinations. Registration under the Investment Company Act would also require the investments held by the Company to be adjusted to market value at the balance sheet date to the extent not done so already. The other financial statement reporting and disclosure requirements of the Investment Company Act may differ in certain respects from those to which the Company is currently subject.

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

         Dividends paid for a fiscal year in excess of the Company's earnings and profits, as computed for federal income tax purposes, are reported as a return of capital to the Company's stockholders. Some of the Company's investments constitute REMIC residual interests. Certain of these residual interests produce "excess inclusion" income (see "Excess Inclusion Income" below) during the fiscal year. The Code requires that excess inclusion income be included in a taxpayer's income even though the taxpayer has losses that would otherwise offset such income. As a result, the Company could have taxable income from excess inclusions in a taxable year even though it has losses from other investments that would normally be sufficient to offset the amount of such excess inclusion income. The Company is required to distribute the taxable income representing excess inclusions to meet its 95% distribution requirement and to avoid a corporate level tax on such income. When such income is distributed to a stockholder, the stockholder will have taxable income, rather than a return of capital, equal to its share of such excess inclusion income during the fiscal year. For fiscal 1993, the Company reported that all its distributions paid in 1993, even though it experienced both a net loss and a tax loss for 1993, represented excess inclusion income. Although the Company made no distributions in 1994, excess inclusion income which was reported to the Company for 1994 was declared payable to stockholders in September 1995, prior to the Company's filing of its 1994 Tax Return. This distribution represented 1995 taxable income to stockholders. For a stockholder, excess inclusion income cannot be offset by losses, except in the case of certain excess inclusion income for certain savings and loan associations and their "qualified" subsidiaries.

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


         Excess Inclusion Income

         All of the cash dividends distributed to the Company's stockholders in 1993 were comprised of "excess inclusion" income. There were no distributions for 1994, but excess inclusion income reported to the Company for 1994 was declared payable to stockholders in September 1995, prior to the Company's filing of its 1994 Tax Return. Such distribution represents 1995 taxable income to stockholders. Excess inclusion income is attributable to CMO issuances for which an election has been made to be treated as a REMIC for federal income tax purposes. The portion of the Company's dividends determined to be excess inclusion income is taxable to certain otherwise tax-exempt stockholders as unrelated business income. In addition, generally, excess inclusion income may not be offset by any deductions or losses, including net operating losses.

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

         13. Competition. In purchasing Mortgage Derivative Securities, Mortgage Collateral, Mortgage-Backed Securities, all of which the Company currently owns, or other assets, including assets which the Company may utilize in future alternative investment activities, the Company competes, or will compete, with investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies and other lenders, other REITs, GNMA, FNMA and FHLMC and other entities, many of which have greater financial resources than the Company.

         Additionally, as the Company and its financial advisor seek to identify suitable candidates regarding a strategic transaction involving the acquisition of or merger with a profitable growing concern, it competes with offers from entities with greater resources than those of the Company, such as financial buyers, venture capitalists, corporate entities and other investment groups.

         As a REIT, the Company's business activities are limited by the provisions of the Code that require a REIT to meet certain tests to maintain its qualification as a REIT. Many of the Company's competitors operate through entities that may have more flexibility than the Company in conducting their business operations. In regard to its future activities, the Company may forfeit its REIT status, either voluntarily or involuntarily.

         14. Employees. The Company employs two full-time employees and one part-time employee as of December 31, 1995, and utilizes the services of consultants, as necessary.

Item 2.  Properties.

         The Company does not own real estate or physical property. The executive offices of the Company are located in leased space at 100 North Fourth Street, Suite 813, P.O. Box 250,
Steubenville, Ohio 43952. The lease covering such space can be terminated at any time with notice to the lessor.

Item 3.  Legal Proceedings.

         As of December 31, 1995, there were no legal proceedings pending or threatened to which the Company or its subsidiaries were a party or to which any of their respective property was subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.

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

                                                 Per Share
                                                 Dividends
                                                 Paid or
                        High            Low       Declared

First Quarter  1995      1 5/16           15/16  $ 0.00
Second Quarter 1995      1 3/4          1          0.00
Third Quarter  1995      1 3/4          1 1/16     0.003 1
Fourth Quarter 1995      1 7/16         1          0.00

First Quarter  1994      1 7/16         1 1/8    $ 0.00
Second Quarter 1994      1 1/8            11/16    0.00
Third Quarter  1994      1                11/16    0.00
Fourth Quarter 1994      1 1/4            11/16    0.00


1   Three tenths of one cent.


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

         The Company's Common Stock was held by 466 stockholders of record on March 20, 1996.

Item 6.  Selected Financial Data.

FINANCIAL HIGHLIGHTS - 1995, 1994, 1993, 1992 and 1991
_____________________________________________________________________________________________

(amounts in thousands except per share data)

EARNINGS DATA
For the Years Ended December 31, 1995, 1994, 1993, 1992 and 1991
_____________________________________________________________________________________________
                                 1995       1994        1993        1992      1991
__________________________________________________________________________________________

Revenues (1)                  $    898   $  4,085   $(13,588)   $ 21,861   $ 52,182
Expenses                         1,654      3,280     12,036      23,729     44,244
Net Income (loss) (2)             (756)       805    (25,624)     (1,868)     7,938
Net Income (loss) per share      (0.15)      0.15      (4.92)      (0.36)      1.52
Taxable Income (loss) (3)&(4)     (625)    (8,425)   (10,823)    (16,656)     9,190
Taxable Income (loss) per share  (0.12)     (1.62)     (2.08)      (3.20)      1.76
Weighted Average Shares
 Outstanding                     5,211      5,211      5,211       5,211      5,211
Dividends Paid per Share         0.003       0.00       0.04        0.90       1.75
_____________________________________________________________________________________________
OTHER FINANCIAL DATA
At December 31, 1995, 1994, 1993, 1992 and 1991
_____________________________________________________________________________________________
                                 1995        1994        1993         1992       1991
_____________________________________________________________________________________________

Mortgage Related Investments   $ 9,814   $ 12,430   $ 65,248    $142,396   $332,998
Mortgage Derivative Securities   1,014      1,990      7,161      40,727     41,720
Mortgage-backed Securities       3,397         -         -           -          -
Total Assets                    16,602     19,892     81,097     197,860    394,026

Funding Notes Payable           10,114     12,538     44,892      94,329    230,781
CMOs Payable                         0          0     25,042      54,886    106,585
Notes Payable                        0          0      3,814      14,833     12,241
Total Liabilities               10,387     12,905     74,915     166,184    355,455

Total Stockholders' Equity       6,215      6,987      6,182      31,676     38,571
Shares of Common Stock
 Outstanding                     5,211      5,211      5,211       5,211      5,211





(1)  Includes for 1993, cumulative effect of change in accounting principle of $(1,530).

(2)  See note 7 to Audited Consolidated Financial Statements.

(3)  Amounts estimated for 1995.

(4)  See Management's Discussion and Analysis - Dividend Policy.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

INVESTMENT ACTIVITIES AND FUTURE PROSPECTS FOR THE COMPANY

        A portion of the Company's current portfolio of investments continues to be sensitive to changes in interest rates and mortgage prepayments. The lowest mortgage interest rate levels in 20 years were reached in 1992 and continued to 25 year lows during the fourth quarter of 1993, resulting in unprecedented mortgage refinancings and vastly accelerated mortgage prepayments. As a result of the high level and extended duration of these prepayments, earnings and cash flows from the Company's investments were adversely impacted. For a large majority of those assets, earnings and cash flows were permanently impaired and did not recover even as prepayments returned to more historical levels in the second, third and fourth quarters of 1994. These permanent impairments were the direct result of the massive level of paydowns on the mortgages collateralizing such investments. During this time frame, most of the Company's assets represented the ownership of identified cash flows in diverse CMO structures. Prepayments of the underlying mortgage collateral, especially of the magnitude and duration experienced from early 1992 through early 1994, served to permanently reduce cash flows even when prepayment speeds slowed. As an example, a specific identified cash flow representing a single class of a CMO collateralized by $100 million in mortgages produces only 20% of the original expected cash flows when the underlying mortgage collateral prepays unexpectedly to a $20 million level. This type of phenomenon was representative of the marketplace for investments of the type owned by the Company during 1992 to mid-1994.

        In light of its earnings difficulties and the erratic conditions in the mortgage-backed securities markets, both caused by the 1992 to mid-1994 prepayment environment discussed above, the Company elected in mid-1994 not to pursue its historical business. With a slow down in prepayment speeds during the second half of 1994, the Company sold a substantial portion of its investment portfolio, using the proceeds from such sales to repay all its borrowing obligations and temporarily invest cash excesses in high quality liquid investments. The Company then began to explore the prospects for a business combination or merger with a profitable growing concern and simultaneously began investigating alternative investment activities outside the Company's historical business.

        In regard to its search for an appropriate business combination or merger, the Company's Board of Directors established acquisition criteria in an effort to direct management's efforts and, in June of 1995, engaged a financial advisor to permit the Company to uncover and analyze a wider array of potential transactions.

        Currently, the Company and its financial advisor continue the process of identifying suitable candidates regarding a strategic transaction involving the acquisition of or merger with a profitable growing concern. The successful conclusion of a business combination or merger is subject to financial and economic conditions in the marketplace, the negotiation of mutually acceptable values, the particular requirements of the owners and management of other entities and the existence of competitive offers from entities with greater resources than those of the Company. To date, the Company has not successfully concluded any such negotiations.

        Any such transaction may involve payment by the Company of a cash purchase price, the issuance of notes or preferred or common stock or some combination thereof. In any case, it is anticipated that the consummation of a transaction would be conditioned upon the receipt of stockholder approval at a special meeting called for such purpose.

        If the Company is unsuccessful in identifying a transaction that is likely to produce value building results, it may elect to alternatively begin to develop an investment portfolio of financial assets as a means of increasing value to stockholders. A decision to pursue such alternative investment activity would be subject to the Company's financial position as well as general economic and financial market conditions prevailing at such time.

        The Company and its financial advisor continue to believe that the future potential earnings and value building aspects of utilizing its assets in a successful business combination outweigh those of rebuilding an investment portfolio containing lower-risk assets than those previously composing the Company's investment portfolio.

        In order to continue to qualify for an exemption under the Investment Company Act of 1940 (see note 2 of the Company's Consolidated Financial Statements), the Company made a sizeable investment in one 7% FNMA guaranteed 30 year single-family mortgage pool, of which the Company maintains 100% ownership, during the fourth quarter of 1995. Such security is AAA rated and was purchased at a price that under current market conditions minimizes principal risk to the Company.


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

        For the tax year ended December 31, 1995, the Company paid a dividend of $0.003 per share on September 29, 1995 to stockholders of record on September 20, 1995. This 1995 dividend was the result of excess inclusion income and is reportable by stockholders as taxable income for 1995.


RESULTS OF OPERATIONS

1995 TO 1994 COMPARISONS

Statement of Revenues and Expenses

        Net Income/(loss), as calculated in accordance with generally accepted accounting principles, and as presented in the accompanying consolidated financial statements, for the twelve months ended December 31, 1995, was $(756,000), or $(0.15) per share, as compared to $805,000, or $0.15 per share, for the twelve months ended December 31, 1994.

        Generally accepted accounting principles require the Company to periodically evaluate its Investments based upon current and expected future mortgage prepayment speeds and interest rates and, effective December 31, 1993, market discount rates, as well. (See note 2 to the Company's Consolidated Financial Statements) Downward valuation adjustments, if necessary, are reflected as a reduction of interest revenues in the Company's Consolidated Statements of Revenues and Expenses. The results for 1995 reflect downward valuation adjustments totalling $700,000, or $(0.13) per share, all incurred during the second quarter of 1995. For 1994, downward adjustments in carrying value were $285,000, or $(0.05) per share.


        The reduction in the Company's Net Income/(loss) from 1994 to 1995 of $1,561,000 is due to 1) larger writedowns in value of Company Investments during 1995 and 2) the existence of gains from the sale of assets in 1994, offset by reduced operating expenses for 1995. Downward asset valuation adjustments in 1994 were $285,000, while such writedowns in 1995 were $700,000, an increase of $415,000. In 1994, the Company recorded net gains on the sales of assets of $1,119,000. In 1995, the Company had no gains related to asset sales. Absent 1994 sales gains, the Company's Net Income would have been $(314,000), or $(0.06) per share. The Company further reduced operating expenses from $850,000 in 1994 to $590,000 in 1995, a decrease of $260,000.

        The assumptions used to value assets at the end of each quarter take into consideration the current level of interest rates (short and long), actual mortgage prepayment speeds experienced for each asset through the end of the quarterly period, market expectations of future prepayment speeds for the mortgages backing each asset and, effective December 31, 1993, the application of a market discount rate to future cash flows. If prepayment speeds were to occur at levels higher than market expectations, market expectations of future mortgage prepayment speeds increase beyond current anticipated levels, short term interest rates increase beyond their current levels, or the market discount rate applied were to be increased, further reductions in the value of the Company's Investments could be necessary.

        Interest revenue on Mortgage Related Investments decreased from $2,208,000 for the year ended December 31, 1994 to $1,063,000 for the year ended December 31, 1995, as a result of the reduction in Mortgage Related Investments on the Company's Balance Sheet between December 31, 1994 and December 31, 1995, discussed below. Interest revenue on Mortgage Derivative Securities was $612,000 for the year ended December 31, 1994 as compared to $(447,000) for the year ended December 31, 1995. The decrease in interest revenue on Mortgage Derivative Securities of $1,059,000 was primarily attributable to a $700,000 writedown of this asset category for 1995 while such writedowns were only $285,000 for 1994. Such writedowns are deducted from Mortgage Derivative Securities interest revenues. There was also a general reduction in interest earnings on that same asset category from 1994 to 1995 resulting from the amortization of carrying value during the period in the amount of $276,000.

        Interest expense on Funding Notes and CMOs Payable decreased from $2,430,000 to $1,064,000 for the years ended 1994 and 1995, respectively, as a result of the offsetting balance sheet decline of Funding Notes and CMOs Payable, discussed below. Operating expenses (which includes "Interest on Notes Payable" and "General and Administrative") decreased from $850,000 for 1994 to $590,000 for the comparable period in 1995. This decrease between periods of $260,000 was the result of reduced interest expense on Notes Payable of $109,000 as the Company repaid all amounts outstanding under repurchase agreements during 1994 and had no borrowings during 1995. General and Administrative Expenses declined by $151,000, from $741,000 in 1994 to $590,000 in 1995.
General and Administrative Expenses for 1995 include the amortization of $81,000 of deferred expenses related to the Company's investigation of alternative investment activities, specifically tax sale certificates. The balance of these expenses will be completely amortized by the end of the first quarter of 1996, an additional $27,000.

Balance Sheet

        The Company's assets declined during the twelve month period ended December 31, 1995 by $3,290,000, to a total of $16,602,000 at December 31, 1995. This decrease is attributable to the Company's Mortgage Related Investments declining during the twelve month period from $12,430,000 to $9,814,000, a decrease of $2,616,000. This reduction is primarily the result of prepayments and regularly scheduled principal payments on the underlying Mortgage Collateral.

        These asset reductions were matched by a corresponding decrease in the related liability account, Funding Notes Payable, from $12,538,000 to $10,114,000, or a decrease of $2,424,000 which represented regularly scheduled and prepaid mortgage payments.

        Mortgage Derivative Securities decreased from $1,990,000 at December 31, 1994 to $1,014,000 at December 31, 1995, a decrease of $976,000, reflecting 1) the amortization and return of the cost basis of the assets held in this category of approximately $276,000 and 2) the writedown of carrying value of such securities which represents additional amortization in 1995 totaling $700,000.

        Cash decreased from $4,917,000 to $1,549,000, a decrease of $3,368,000, primarily due to the purchase of Mortgage-backed Securities during 1995 of $3,400,000. At December 31, 1994, the Company's cash was temporarily invested in liquid short-term U.S. government securities and commercial paper rated in the highest grade by both Standard & Poor's and Moody's Rating Services. As fully described in note 2 of the Company's Consolidated Financial Statements, in order to continue to qualify as an REIT, the Company purchased in 1995 Mortgage-Backed Securities of a nature that qualify under the Real Estate Exception and allow the Company to continue to qualify as an REIT.

        Mortgage-Backed Securities consists of one 7% FNMA guaranteed 30 year single-family mortgage pool of which the Company maintains 100% ownership. At December 31, 1995, the FNMA pool is being carried at the Company's cost but is subject to periodic downward valuation adjustments based upon market conditions. At December 31, 1995, the FNMA security had a premium market value.

        Funds held by trustee decreased from $172,000 at December 31, 1994 to $159,000 at December 31, 1995. This category of assets represents the receipt of monthly mortgage payments awaiting further payment (reduction) of Funding Notes Payable at a future date. The magnitude of this account is directly affected by the decrease in Mortgage Related Investments discussed above and the level of mortgage prepayments.

        Receivables on Mortgage Related Investments and Mortgage
Derivative Securities increased from $257,000 at December 31, 1994 to $415,000 at December 31, 1995. Such $158,000 increase is attributable to the level of mortgage prepayments on the underlying Mortgage Collateral.

        Other assets increased from $126,000 at December 31, 1994 to $254,000 at December 31, 1995, related to the deferment of expenses regarding the Company's investigation and analysis of potential business combination/merger opportunities and alternative investment activities. The Company will continue to defer expenses related to its continuing efforts to successfully conclude a business combination. Such deferrals were approximately $89,000 at December 31, 1995.

        The Company's Net Loss of $756,000, or $(0.15) per share, for 1995 and its dividend distribution of $0.003 per share, or $16,000, are reflected as increases to the Accumulated Deficit which was $(37,822,000) at December 31, 1995, as compared to $(37,050,000) at December 31, 1994, a total increase of $772,000.


1994 TO 1993 COMPARISONS

Statement of Revenues and Expenses

        Net Income for the year ended December 31, 1994 was $805,000 or $0.15 per share as compared to Net Loss of $(25,624,000), or $(4.92) per share for the year ended December 31, 1993. This substantial improvement in the Company's results from 1993 to 1994 of $26,429,000 was due to 1) drastically larger writedowns in value of Company Investments during 1993, 2) larger gains from the sale of assets in 1994 and 3) sharply reduced operating expenses for 1994. Downward asset valuation adjustments in 1993 were $25,569,000, while such writedowns in 1994 were only $285,000, a decrease of $25,284,000. The large magnitude of asset valuation writedowns during 1993 reflected unprecedented actual mortgage prepayment levels and market expectations of a continuation of high prepayment levels. 1994's minor valuation adjustments reflect the dramatic slowdown in prepayment speeds and resultant stabilization in values of securities collateralized by mortgage loans. In 1993, the Company recorded gains on the sale of mortgage related investments of $838,000 and losses on the sale of marketable equity securities of $486,000, for a total net gain of $352,000 from asset sales. In 1994, the Company had total net gains of $1,119,000, of which $461,000 related to the sale of ownership rights in three mortgage related investments and $658,000 related to the sale of six mortgage derivative securities. The difference in sales gains represents an increase of $767,000 in Net Income between periods. The Company also reduced operating expenses from $1,703,000 in 1993 to $850,000 in 1994, a decrease of $853,000. These three substantial improvements, when combined with other minor income reductions on assets between 1993 and 1994, provide for an increase in the Company's Net Income of $26,429,000.

Balance Sheet

        The Company's assets declined during the twelve month period ended December 31, 1994 by $61,205,000, to a total of $19,892,000 at December 31, 1994. This decrease was attributable to the Company's Mortgage Related Investments declining during the twelve month period from $65,248,000 to $12,430,000, a decrease of $52,818,000. This reduction is primarily the result of 1) the sales, during February 1994, of the ownership rights of two RYMAC IV Bond Series, and during June 1994, of the ownership rights to the Ryland Mortgage Securities Corporation Mortgage Collateralized Bonds Series 1989-6, in order to take advantage of market premiums on the underlying Mortgage Collateral (such sales reduced Mortgage Related Investments by $40,755,000), 2) substantial prepayments on collateral underlying the Company's remaining Mortgage Related Investments and 3) to a much lesser extent, regularly scheduled principal payments on the underlying Mortgage Collateral. Such prepayments and scheduled principal payments further reduced Mortgage Related Investments by approximately $12,000,000.

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

        Mortgage Derivative Securities decreased from $7,161,000 at December 31, 1993 to $1,990,000 at December 31, 1994, a decrease of $5,171,000 reflecting 1) the amortization and return of the cost basis of the assets held in this category of approximately $1,335,000, 2) the writedown of carrying value of these securities which represented additional amortization in 1994 totalling $285,000 and 3) the sale of six securities in 1994's third and fourth quarters which removed the cost basis of these six assets totalling $3,551,000 from the balance sheet.

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

        Net Income for 1994 of $805,000, or $0.15 per share, is reflected as a decrease to the Accumulated Deficit. Such amount decreased from $(37,855,000) at December 31, 1993 to $(37,050,000)
at December 31, 1994. Taxable Income was a negative $8,425,000, or $(1.62) per share. Of this amount, $4,811,000 represents capital tax losses related to asset sales during 1994 and $3,614,000 represents operating tax losses. Additionally, $16,000 was reported to the Company as excess inclusion income for 1994 which the Company distributed to stockholders in September 1995. As described above, this distribution represents 1995 taxable income for stockholders. The Company declared no dividend distributions for 1994.


EXPENSES AND USE OF BORROWED FUNDS

        Operating expenses (Interest on Notes Payable and General and Administrative) were $850,000 for the year ended December 31, 1994 versus $590,000 for the year ended December 31, 1995, a decline of $260,000. The components of this significant decrease in Operating expenses include: 1) reduced interest costs on Notes Payable, which decreased from $109,000 in 1994 to $0 for 1995, as Notes Payable on the Balance Sheet were paid in full during the fourth quarter of 1994 and 2) a decrease of General and Administrative Expenses from $741,000 in 1994 to $590,000 in 1995, a decline of $151,000 as part of a continuing expense reduction program.

        Prior to 1995, the Company had used the proceeds from repurchase agreements to fund a portion of its portfolio of Mortgage Derivative Securities. Prior to April 1994, the Company had also maintained a line of credit used to fund day-to-day operating needs and in past periods to also temporarily fund acquisitions of new investments pending negotiation of repurchase agreements or awaiting return of invested principal.


LIQUIDITY AND CAPITAL RESOURCES

        Until November 1994, the Company had been a party to various repurchase agreements, the proceeds of which had been used to acquire Mortgage Derivative Securities. Such repurchase agreements were secured by substantially all of the Company's
Mortgage Derivative Securities.

        The Company had maintained a line of credit with a commercial bank for $250,000 which expired on April 30, 1994 and, at the Company's election, was not renewed.

        At both December 31, 1995 and December 31, 1994, the total amount borrowed by the Company was $0. The Company is subject to a limitation on the amount of total borrowings of $25,000,000 pursuant to a policy adopted by its Board of Directors in March 1992, although such amount is substantially in excess of the Company's current available credit sources.

        During the third quarter and early fourth quarter of 1994, the Company sold six Mortgage Derivative Securities. Since all of these Mortgage Derivative Securities were subject to repurchase agreement financing, their sales required the repayment in full of associated borrowed amounts. The repayment of these repurchase agreements totaled $1,901,000 and reduced repurchase agreement borrowings to $433,000 as of late October 1994. At November 30, 1994, the Company repaid in full its remaining repurchase agreement obligations and has had no outstanding Notes Payable since that date. As such, all of the Company's remaining Mortgage Derivative Securities and Mortgage-Backed Security are available to secure any future borrowings.

        The Company believes that the periodic cashflows from its remaining investment portfolio and the significant liquidity existent in its highly liquid cash and Mortgage-Backed Securities positions are sufficient to allow the Company to pursue the several business alternatives it is currently investigating.

Item 8.  Financial Statements and Supplementary Data.



RYMAC MORTGAGE INVESTMENT CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements




                                                    PAGE


Consolidated Financial Statements:

Report of Independent Auditors                      38

Consolidated Balance Sheets as of
December 31, 1995 and 1994                          39

Consolidated Statements of Revenues and Expenses
 for the years ended December 31, 1995,
 1994 and 1993                                      40

Consolidated Statements of Stockholders' Equity
 for the years ended December 31, 1995,
 1994 and 1993                                      41

Consolidated Statements of Cash Flows
 for the years ended December 31, 1995,
 1994 and 1993                                      42

Notes to Consolidated Financial Statements          43

                 REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Stockholders of RYMAC Mortgage Investment Corporation:


We have audited the consolidated balance sheets of RYMAC Mortgage Investment Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of revenues and expenses, stockholders' equity and cash flows for each year in the three year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RYMAC Mortgage Investment Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                           /s/ Ernst & Young LLP
                                 (Successor to Kenneth Leventhal
                                                      & Company)

New York, New York
March 5, 1996

RYMAC MORTGAGE INVESTMENT CORPORATION

CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________________
December 31, 1995 and 1994
(amounts in thousands except share data)                           1995          1994
________________________________________________________________________________________

ASSETS
 Real estate investments:
  Mortgage related investments (note 4)                         $  9,814       $ 12,430
  Mortgage derivative securities less valuation
   allowance of $39 for 1995 (notes 2 and 3)                       1,014          1,990
 Mortgage-backed securities (note 5)                               3,397              -
_______________________________________________________________________________________
                                                                  14,225         14,420

 Cash                                                              1,549          4,917
 Funds held by trustee                                               159            172
 Receivables on mortgage related investments                         370            212
 Receivables on mortgage derivative securities                        45             45
 Other assets                                                        254            126

_______________________________________________________________________________________

                                                                $ 16,602       $ 19,892
_______________________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Funding notes payable (note 6)                                 $ 10,114       $ 12,538
 Accrued interest on funding notes payable                           146            179
 Other liabilities                                                   127            188
_______________________________________________________________________________________
                                                                  10,387         12,905

COMMITMENTS AND CONTINGENCIES (notes 2, 3, & 8)
STOCKHOLDERS' EQUITY
 Common stock:  par value $.01 per share
  50,000,000 shares authorized,
  5,210,600 issued and outstanding at
  December 31, 1995, and 1994                                         52             52
 Additional paid-in capital                                       43,985         43,985
 Accumulated Deficit (note 7)                                    (37,822)       (37,050)
________________________________________________________________________________________

                                                                   6,215          6,987
________________________________________________________________________________________

                                                                $ 16,602       $ 19,892

________________________________________________________________________________________

See notes to consolidated financial statements.

RYMAC MORTGAGE INVESTMENT CORPORATION


CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
______________________________________________________________________________________

For the Years Ended December 31, 1995, 1994 and 1993
(amounts in thousands except share data)          1995       1994        1993
______________________________________________________________________________________

REVENUES

  Interest:
   Mortgage related investments (note 4)       $  1,063     $ 2,208    $  9,205
   Mortgage derivative securities (note 3)         (447)        612     (23,345)
   Provision for investment losses                  (39)          -           -
   Mortgage-backed securities (note 5)               12           -           -
   Temporary investments                            309          37         160
  Gain on the sale of marketable equity
   securities                                         -           -         486
  Gain on the sale of mortgage derivative
   securities                                         -         658           -
  Gain on the sale of mortgage related
   investments, net                                   -         461         838
  Other                                               -         109          40
______________________________________________________________________________________

                                                    898       4,085     (13,588)
______________________________________________________________________________________

EXPENSES

  Interest on funding notes payable               1,064       1,723       6,551
  Interest on CMOs payable                            -         707       3,782
  Interest on notes payable                           -         109         297
  General and Administrative                        590         741       1,406
______________________________________________________________________________________

                                                  1,654       3,280      12,036
______________________________________________________________________________________

  Net Income (loss) (note 2)                  $    (756)   $    805    $(25,624)

______________________________________________________________________________________

  Net Income (loss) per share (note 2)        $   (0.15)   $   0.15    $  (4.92)

______________________________________________________________________________________
  Weighted average number of common
   shares outstanding                         5,211,000   5,211,000   5,211,000

______________________________________________________________________________________



See notes to consolidated financial statements.

RYMAC MORTGAGE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
________________________________________________________________________________________
For the Years Ended
December 31, 1993,                                                             Total
1994 and 1995                     Number            Additional  Accumulated    Stock-
(amounts in thousands except        of      Common    Paid-In    Deficit       Holders'
share data)                       Shares     Stock    Capital    (Note 7)      Equity

_______________________________________________________________________________________


Balance at December 31, 1992   5,210,600     $52      $43,985     $(12,361)    $ 31,676
________________________________________________________________________________________

1993 Unrealized Loss               -          -           -            338 (1)      338
1993 Net Loss                      -          -           -        (25,624)     (25,624)
1993 Dividends Declared            -          -           -           (208)        (208)
________________________________________________________________________________________

Balance at December 31, 1993   5,210,600      52       43,985      (37,855)       6,182
________________________________________________________________________________________

1994 Net Income                    -          -           -            805          805
1994 Dividends Declared            -          -           -             -            -
________________________________________________________________________________________

Balance at December 31, 1994   5,210,600      52       43,985      (37,050)       6,987
________________________________________________________________________________________

1995 Net Loss                      -          -           -           (756)        (756)
1995 Dividends Declared            -          -           -            (16)         (16)
________________________________________________________________________________________

Balance at December 31, 1995   5,210,600     $52      $43,985     $(37,822)    $  6,215
________________________________________________________________________________________


See notes to consolidated financial statements.


(1) Reversal of prior year unrealized loss as current year realized loss.

RYMAC MORTGAGE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
_________________________________________________________________________________________
For the Years Ended December 31, 1995, 1994 and 1993
(amounts in thousands except share data)             1995       1994       1993
_________________________________________________________________________________________
Operating Activities:
  Net Income (loss)                               $  (756)   $    805    $(25,624)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of net premium on mortgage
      related investments                               -         840         675
    Amortization of premiums on
      mortgage derivative securities                  966       1,429      31,142
    Interest accrued and added to funding notes
      payable                                         153         658       1,782
    Decrease in interest receivable on
      mortgage related investments                     18         505         701
    Decrease (increase) in interest receivable on
      mortgage derivative securities                    -         373          (5)
    Decrease in accrued interest on funding notes
      payable and CMOs payable                        (33)       (405)       (881)
    Loss (gain) on the sales of investments             -        (658)        486
    Decrease in accrued expenses payable              (61)       (395)        (88)
    Other, net                                       (128)        (87)         87
  Net cash provided by operating activities           159       3,065       8,275

_________________________________________________________________________________________
Investing Activities:
  Purchase of investments                          (3,400)          -           -
  Principal payments on mortgage related
   investments                                      2,440      56,400      79,917
  Decrease in funds held by trustee                    13       1,175       2,575
  Principal payments on funding notes payable      (2,577)    (33,012)    (51,219)
  Principal payments on CMOs payable                    -     (25,042)    (29,844)
  Principal payments on mortgage-backed security        3           -           -
  Proceeds from sales of investments                    -       4,209         184
  Principal payments on mortgage derivative
   securities                                          10         241       2,398
  Net cash (used in)/provided by investing         (3,511)      3,971       4,011
     activities
_________________________________________________________________________________________
Financing Activities:
  Net repayments of notes payable                       -      (3,814)    (11,019)
  Dividends paid                                      (16)          -        (208)
  Net cash used in financing activities               (16)     (3,814)    (11,227)

_________________________________________________________________________________________
Net (decrease)/increase in cash                    (3,368)      3,222       1,059

Cash at beginning of year                           4,917       1,695         636
Cash at end of year                               $ 1,549    $  4,917    $  1,695

__________________________________________________________________________________________

Supplemental disclosure of cash flow information:
  Interest paid (net of amount added to funding
  notes payable)                                  $   944    $  2,329     $ 9,931

  Dividends declared                                    -           -         208



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

The Company and its financial advisor continue the process of identifying and soliciting interest from suitable candidates regarding strategic transactions involving the acquisition of or merger with a profitable growing concern. The successful conclusion of a business combination or merger is subject to financial/economic conditions in the marketplace, the negotiation of mutually acceptable values, the particular requirements of the owners and management of other entities and the existence of competitive offers from entities with greater resources than those of the Company. To date, the Company has not successfully concluded any such discussions.

If the Company is unsuccessful in identifying a transaction that is likely to produce value building results, it may elect to alternatively begin to develop an investment portfolio of financial assets. A decision to pursue such alternative investment activity would be subject to the Company's financial position as well as general economic and financial market conditions prevailing at such time.
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of RMIC and its wholly-owned subsidiaries RMI and RMII. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to

(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Mortgage Related Investments

Mortgage related investments are carried at their outstanding principal balance and are designated as available for sale. The net premium on mortgage related investments was amortized over the estimated lives of the investments using the interest method. (See note 4). Due to the sale of several of the Company's mortgage related investments during 1994, the Company determined that the remaining balance of any premiums was nominal and, as such, decided to amortize all premiums at December 31, 1994.

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

Mortgage-backed Securities

Mortgage-backed securities have been recorded at the lower of cost or market and are considered held to maturity. At December 31, 1995, the market value was $3,425.

Fair Value

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" ("FASB 107"), requires

(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

the Company to disclose the fair value of financial instruments for which it is practicable to estimate such value and to disclose the method(s) and assumptions used to estimate such value(s). Each of Notes 3, 4, 5 and 6 discuss the fair value of the Company's mortgage derivative securities, mortgage related investments, mortgage-backed securities and funding notes payable, respectively.

For mortgage related investments, prices for similar mortgage-backed securities were obtained from Wall Street Dealers active in
mortgage-backed markets.   It  is  important to note, however, that
the current market premiums on such similar mortgage-backed securities are not available to the Company unless and until the Company is able to call for early redemption the funding notes that are collateralized by such mortgage related investments. The potential for early redemption (calls) is specific to each underlying collateralized obligation and the indenture covering such transaction. For the Company's three remaining mortgage related investments the timing of early redemptions are at future dates, the earliest of which is May 1, 1997. As such, no value has been assigned to potential premiums available at early redemption dates.

In regard to funding notes payable, market price quotations for these underlying obligations were obtained from a dealer who actively trades such instruments. Although these instruments currently trade at par or slight premiums in the present financial environment, the Company's obligation thereunder is equal to the face principal amounts without any applicable premiums or discounts.

Investment Restrictions

In addition to qualifying as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), the Company's investment activities are restricted by provisions of the Investment Company Act of 1940 as amended (the "Investment Company Act"). The Investment Company Act specifically exempts entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens and interests in real estate from the definition of an investment company (the "Real Estate Exception"). Under interpretations issued by the staff of the Securities and Exchange Commission, in order to qualify for the Real Estate Exception, the Company must maintain at least 55% of its assets in mortgage loans or certain other interests in real estate, and another 25% of its assets in those or certain other types of real estate related interests.

(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

During 1995, the Company purchased additional assets, specifically mortgage-backed securities. As such, the Company continues to maintain in excess of 55% of its assets in mortgage loans or certain other interests in real estate and, therefore, can continue to rely on the Real Estate Exception to qualify as a REIT under the Code.

If the Company were unable to qualify for the Real Estate Exception or engage in a business other than that of an investment company, it would be required to register as an investment company under the Investment Company Act. The Company is unable to predict how registration under such Act would affect its current plans to pursue new investment activities or business combinations. Registration under the Investment Company Act would also require the investments held by the Company to be adjusted to market value at each financial reporting date to the extent not done so already. Other financial statement reporting and disclosure requirements of the Investment Company Act may differ in certain respects from those to which the Company is currently subject.


Federal Income Taxes

The Company has elected to be taxed as a REIT under the Code. As a result, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for income taxes in the accompanying consolidated financial statements.

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

At December 31, 1995 and 1994, the Company had net investments in Mortgage Derivative Securities as set forth below:

         PORTFOLIO OF MORTGAGE DERIVATIVE SECURITIES          1995       1994
         ________________________________________________________________________

         FNMA REMIC Trust 1988-7 ("FNMA 1988-7")            $    41   $    73
                -  Trust 1988-11 ("FNMA 1988-11")               245       410
                -  Trust 1991-163 Class SA ("FNMA 1991-163")    294       763
         FHLMC Multi-Class Mortgage Participation
           Certificates
           (Guaranteed)
             - Series 2 ("FHLMC 2")                             106       164
             - Series 1248 Class H ("FHLMC 1248")               294       528
         Cornerstone Mortgage Investment
           Group II, Inc.
             - Series 13 ("Cornerstone 13")                      22        32
             - Series 14 ("Cornerstone 14")                      12        20
         ________________________________________________________________________
                                                            $ 1,014   $ 1,990


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

Note 3 - Mortgage Derivative Securities (continued)

Under FASB-115, future cash flows are discounted at a rate reflective of market yields for assets of the type held by the Company. At December 31, 1995, the Company applied a discount rate of 16% to the cash flows for its portfolio of Mortgage Derivative
Securities and at December 31, 1994, a 12% discount rate was applied to most assets. At December 31, 1995 all assets in this category were providing yields in a range of 18%-30%. Yields in excess of 16% were utilized to fund a valuation reserve account in order to provide for future downward valuation adjustments. At
December 31, 1995, the valuation reserve account had a balance of $39. At December 31, 1994, the balance of the valuation reserve account was utilized to reduce the value of certain assets. Total valuation adjustments for 1994 were $285 as compared with $700 for 1995, all of which was incurred during the second quarter of 1995.

Additionally, in accordance with FASB-107, the Company is required to compute the estimated fair value of its mortgage derivative securities by projecting anticipated future cash flows and discounting those cash flows at discount rates established in market transactions for securities having similar characteristics and backed by collateral of similar rate and term.

For the December 31, 1995 estimate of fair market values, the Company used the same prepayment and interest rate assumptions as for its determination of carrying values under FASB-115. (See note
2) The PSA speeds vary depending on the collateral. The prepayment assumption model used by the Company incorporates a market methodology established by the Public Securities Association
("PSA"). Such model assumes a rate of prepayment each month of the unpaid principal balance of a pool of mortgage loans. 100% of PSA assumes that 0.2% per annum of the then outstanding principal balance of a pool of mortgage loans will prepay in the first month of the life of such mortgage loans and an additional 0.2% per annum in each month thereafter (for example, 0.4% per annum in the second month, 0.6% in the third month, etc.) until the 30th month.
Beginning with the 30th month and in each month thereafter, 100%
PSA assumes a constant prepayment rate of 6% per annum of the then outstanding principal balance of such mortgage loans. On a bi-weekly basis, Bloomberg Financial Markets ("Bloomberg") obtains PSA estimates for a wide range of mortgage coupons and ages from several dealers in mortgage derivative securities and makes them available to Bloomberg's subscribers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 3 - Mortgage Derivative Securities (continued)

The prepayment speeds used by the Company in establishing the estimated fair value of its securities at December 31, 1995 are:

                                   Bloomberg Median PSA
Collateral/(Year of Issue)       As of December 31, 1995

     GNMA 9.5%      (1986)                298%
     FNMA/FHLMC 9.0 (1986)                333
     FNMA/FHLMC 9.0 (1991)                331
     FNMA/FHLMC 9.5 (1986)                331

Such PSA assumptions do not purport to be an historical description of prepayment experience or a prediction of the future rate of prepayments of any mortgage loan.

All assets were modeled forward using the December 31, 1995
Bloomberg Median PSA for the life of each asset. LIBOR was assumed at 5.625% for the life of the assets and various discount rates were applied. The resulting analysis indicated that the fair value of all of the Company's Mortgage Derivative Securities was in excess of their carrying value at December 31, 1995.

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

On September 23, 1988, the Company purchased from Ryan Mortgage
Acceptance Corporation IV ("RYMAC IV") certain GNMA certificates and FNMA certificates and other collateral owned by RYMAC IV and pledged to secure RYMAC IV's Mortgage Collateralized Bonds (the
"RYMAC IV Bonds"). (See note 6) These mortgage related investments and other collateral were purchased subject to the lien of the Indenture between RYMAC IV and the Trustee (the "RYMAC IV
Indenture") pursuant to which the RYMAC IV Bonds were issued and subject to the rights of the Trustee and the bondholders thereunder. (See note 6) The purchase agreements grant to the Company certain additional rights with respect to the RYMAC IV
Bonds, such  as the  right, if  any, to  substitute collateral, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 4 - Mortgage Related Investments (continued)

right to direct the reinvestment of collateral proceeds and the right to call the related RYMAC IV Bonds. At December 31, 1995, the Company's Mortgage Related Investments consist of RYMAC IV
Bonds, Series 7, 10 and 19.

During the first quarter of 1994, the Company sold certain ownership rights in the RYMAC IV Bonds for a net gain of approximately $595. (See note 6) For the remaining RYMAC IV Bonds the Company is investigating the possible contractual assignment of the Company's rights. Additionally, the Company assigned its ownership rights in the Ryland Mortgage Securities Corporation
Mortgage Collateralized Bonds Series 1989-6 to a third party during the second quarter of 1994 and realized a net loss of approximately
$134.  No such sales or assignments occurred during 1995.

At December 31, 1995 and 1994, the Company owned mortgage related investments with aggregate outstanding principal balances of $9,814 and $12,430, respectively, which provide for monthly principal and interest payments. The RYMAC IV collateral bears interest at rates ranging from 7.75% to 10.50% and have scheduled maturity dates ranging from July 1, 2001 to April 1, 2017.

The Company held the following mortgage related investments as of December 31, 1995:

                          Interest            Final
                            Rate            Maturity        Principal
   Description             Range           Date Range        Amount

82 Pools of FNMA          7.75% to         7/01/2001         $9,814
Certificates,             10.50%           to 4/01/2017
24 of which were
under $50


The following is a summary of total mortgage related investments for the years ended December 31, 1995 and 1994:


                                                1995             1994

Balance at beginning of year                  $ 12,430         $ 64,408

Sales of collateral or ownership rights              -          (40,755)

Collections of principal                        (2,616)         (11,223)

Balance at end of year                        $  9,814         $ 12,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 4 - Mortgage Related Investments (continued)

In accordance with FASB-107, the Company obtained prices from a Wall Street Dealer for the mortgage-backed securities collateralizing the Company's mortgage related investments.

Although the FNMA Certificates were trading at premiums to their face values as of December 31, 1995, as described in note 2, the premiums on these FNMA Certificates are only available to the Company under limited circumstances related to early redemption of specific series of bonds.

The Company estimates the fair value of the RYMAC IV Bond Series 7,
10 and 19 to equal the carrying values at December 31, 1995 and
1994.
_________________________________________________________________

Note 5 - Mortgage-backed Securities

Mortgage-backed securities have been recorded at the lower of cost or market.  At December 31, 1995, no valuation allowance was required.  The fair value of the Company's Mortgage-backed
Securities were at a premium to its carrying value at December 31,
1995.  However, since such assets are being held for investment purposes, no unrealized gains have been recognized.
_________________________________________________________________

Note 6 - Funding Notes Payable

Funding notes payable represent limited recourse notes delivered to RYMAC IV as partial payment for the purchase of mortgage related investments and other collateral, and have payment terms the same as the related series of RYMAC IV Bonds. (See note 4) The funding notes payable consisted of three multi-class series at December 31, 1995 and 1994 having stated maturities ranging from August 1, 2016 to May 1, 2017 and August 1, 2010 to May 1, 2017, respectively.
The classes of each series of funding notes payable bear interest at fixed rates. The range of fixed rates at December 31, 1995 and 1994 were 8.25% to 9.45%.

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

Note 6 - Funding Notes Payable (continued)

In accordance with FASB-107, the Company obtained prices for its
Funding Notes Payable as of December 31, 1995 and 1994, from a dealer actively trading in RYMAC IV Bonds and other bonds of this type.  Such bonds were trading at par or slight premiums to their face values as of December 31, 1995 and 1994.  Market premiums (or discounts) on trades of these obligations do not affect the
Company.  The Company's obligations for repayment of its Funding
Notes Payable are at par through receipt of principal and interest payments on its mortgage related investments.
_________________________________________________________________

Note 7 - Federal Income Taxes and Distributions

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

For 1995, the Company made a distribution of $0.003 per share to its stockholders on September 29, 1995, with a record date of September 20, 1995. The dividend represented excess inclusion income. The Company expects to have a tax loss of approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 7 - Federal Income Taxes and Distributions (continued)

$625 for the year. The Company's taxable losses through 1995 aggregate to approximately $36 million. During 1994, the Company's investment in certain REMICs produced excess inclusion income of $16. For 1995, the Company's investments did not generate any excess inclusion income. Under the Code, a REIT must generally distribute its excess inclusion income to its stockholders even though it has other losses or deductions exceeding such excess inclusion income. Accordingly, if the Company were to report future excess inclusion income, it may elect to distribute such excess inclusion income as dividends even though it has an estimated tax loss carryforward approximating $36 million, including approximately $5 million in capital loss carryforwards.
The tax losses can be carried forward to offset future income of the Company.

The following table illustrates the reconciliation between Net
Income and Accumulated Deficit, and the related per share data for the following periods:
_________________________________________________________________

Note 8 - Related Party Transactions

Pursuant to the Purchase Agreements between the Company and RYMAC
IV (see note 4), $27 has been withheld from amounts released from the lien of the RYMAC IV Indenture, retained by RYMAC IV and deposited in escrow to be used for payment of expenses of the CMOs secured by certain of the mortgage related investments purchased by the Company.  In addition, during the year ended December 31, 1995, the Company incurred $14 of CMO administration fees which were paid to RYMAC IV under the terms of the Purchase Agreements.
_________________________________________________________________

Note 9 - Employee Benefits

The Company's Board of Directors has established a Salary
Reduction-Simplified Employee Pension Program ("SAR-SEP") for its full-time employees. A SAR-SEP is a minimal administration 408-K
Plan (similar to a 401-K) for companies with fewer than 25 employees.

For 1995, the Company contributed 3% of gross compensation and has established the same minimum contribution for 1996. Company contributions to the plan may vary and the Company is not required to continue the program. Employee contributions are based upon established formulas under the Employee Retirement Income Security
Act ("ERISA") rules governing 408-K Plans.

The Unaffiliated Directors adopted an incentive stock option program during 1994 for the Company's two Officers and Affiliated
Director.  Under the Stock Option Program, options on 260,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
_________________________________________________________________

Note 9 - Employee Benefits (continued)

shares of the Company's Common Stock were awarded at market prices, exercisable over ten year periods ending May 2005. The Company accounts for stock option grants in accordance with APB Opinion No.
25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants. In addition, a salary continuance program was provided to the Company's officers, allowing for up to one year's base salary following the consummation of a business combination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands except share data)
__________________________________________________________________

Note 10 - Quarterly Financial Data (unaudited)


                                    Quarter
                          First   Second    Third   Fourth     Year


         1994
    Operating Results
    Revenues(1)         $ 1,951  $   576  $ 1,061  $   497   $ 4,085
    Expenses              1,596      766      519      399     3,280
    Net Income (loss)       355     (190)     542       98       805

    Net Income (loss)
    per share             $0.07   $(0.04)   $0.11   $ 0.01    $ 0.15

    Dividends             $   -   $    -    $   -    $   -     $   -

    Other Information

    10 Year Treasury(2)    6.07%    7.07%    7.32%    7.83%     7.10%
    1 Month LIBOR(3)       3.40     4.19     4.73     5.54      4.48


           1995
    Operating Results
    Revenues(1)         $   437  $  (281) $   378  $   364  $    898
    Expenses                441      439      412      362     1,654
    Net Loss                 (4)    (720)     (34)       2      (756)

    Net Loss
    per share            $    -   $(0.14)  $(0.01)  $    -    $(0.15)

    Dividends                 -        -   $ 0.003  $    -     $0.003

    Other Information

    10 Year Treasury(2)    7.47%    6.60%    6.32%    5.89%     6.58%
    1 Month LIBOR(3)       6.06     6.08     5.89     5.86      5.96


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

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

          None

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1996 Annual Meeting of
Stockholders to be held on or about May 22, 1996.

Item 11.  Executive Compensation.

          The information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1996 Annual Meeting of
Stockholders to be held on or about May 22, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1996 Annual Meeting of
Stockholders to be held on or about May 22, 1996.

Item 13.  Certain Relationships and Related Transactions.

          The information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1996 Annual Meeting of
Stockholders to be held on or about May 22, 1996.

                             PART IV

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

Exhibit No.                Description                   Page No.


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

Date:  March 20, 1996

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                          Title                    Date

 /s/ Richard R. Conte         Chairman of the
Richard R. Conte              Board of Directors,
                              Chief Executive
                              Officer and Principal
                              Financial Officer   March 20, 1996



/s/ Edward S. Babbitt, Jr.    Director            March 20, 1996
Edward S. Babbitt, Jr.



/s/ Joseph P. Berghold        Director            March 20, 1996
Joseph P. Berghold



/s/ James C. Chaplin, IV      Director            March 20, 1996
James C. Chaplin, IV



/s/ Malcolm M. Prine          Director            March 20, 1996
Malcolm M. Prine


[Signatures continued on next page.]

[Signatures continued from previous page.]


 /s/ Ronald L. Temple         Director            March 20, 1996
Ronald L. Temple



/s/ Hay Walker, IV            Director            March 20, 1996
Hay Walker, IV


              RYMAC MORTGAGE INVESTMENT CORPORATION

                          EXHIBIT INDEX


          Exhibits filed with Annual Report on Form 10-
          K For the Fiscal year Ended December 31, 1995



          Exhibit
           No.                  Description


          27.1                Financial Data Schedule


