Form 10-Q
period 1996-03-31
RYMAC MORTGAGE INVESTMENT CORP
filed 1996-05-15
CIK 835669

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  __________

                                   FORM 10-Q


(Mark One)
{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1996

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

Number of shares of common stock, $.01 par value, outstanding as of May 15, 1996:  5,210,600













                     RYMAC MORTGAGE INVESTMENT CORPORATION
                                   FORM 10-Q
                                     INDEX




                                                                  Page Number
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of
                March 31, 1996 (unaudited)
                and December 31, 1995                                   3

              Consolidated Statements of Revenues and
                Expenses (unaudited) for the three
                months ended March 31, 1996 and 1995                    4

              Consolidated Statements of Cash Flows
                (unaudited) for the three months ended
                March 31, 1996 and 1995                                 5

              Notes to Consolidated Financial Statements
                (unaudited)                                             6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                             15


PART II.  OTHER INFORMATION                                            21

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

Item 1.  Financial Statements

                           RYMAC MORTGAGE INVESTMENT CORPORATION

                                CONSOLIDATED BALANCE SHEETS

                         (amounts in thousands except share data)


                                                       March 31, 1996   December 31, 1995
                                                         (Unaudited)
ASSETS
 Real estate investments:
  Mortgage related investments (note 4)                     $  9,277          $  9,814
  Mortgage derivative securities less valuation
    allowance of $56 and $39 (notes 2 and 3)                     664             1,014
  Mortgage-backed securities less allowance for
   unrealized loss of $83 for 1996 (note 5)                    3,306             3,397
                                                              ______            ______
                                                              13,247            14,225

  Cash                                                         2,073             1,549
  Funds held by trustee                                          755               159
  Receivables on mortgage related investments                    278               370
  Receivables on mortgage derivative securities                   27                45
  Other assets                                                   126               254
                                                            ________          ________
                                                            $ 16,506          $ 16,602

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Funding notes payable (note 5)                             $  9,960          $ 10,114
 Accrued interest on funding notes payable                       270               146
 Other liabilities                                               118               127
                                                              ______            ______
                                                              10,348            10,387

COMMITMENTS AND CONTINGENCIES (notes 2,3 and 7)

STOCKHOLDERS' EQUITY

 Common stock:  par value $.01 per share
  50,000,000 shares authorized
  5,210,600 issued and outstanding at March 31, 1996,
   and December 31, 1995                                          52                52
  Additional paid-in capital                                  43,985            43,985
  Accumulated Deficit (note 8)                               (37,796)          (37,822)
  Unrealized loss on mortgage-backed securities                  (83)                -
                                                               _____             _____
                                                               6,158             6,215
                                                            ________          ________
                                                            $ 16,506          $ 16,602







See notes to consolidated financial statements.






Part I.  Financial Information

Item 1.  Financial Statements (continued)


                           RYMAC MORTGAGE INVESTMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                        (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                         (amounts in thousands except share data)




                                                       1996              1995
REVENUES

  Interest:

    Mortgage related investments                      $   225           $   284
    Mortgage derivative securities                         52                69
    Provision for investment losses                       (17)               (3)
    Mortgage-backed securities                             60                 -
    Temporary investments                                  23                87
  Gain on the sale of mortgage derivative security         76                 -
                                                      _______           _______
                                                          419               437

EXPENSES

  Interest on funding notes payable                       226               285
  General and Administrative                              167               156
                                                      _______           _______
                                                          393               441
                                                      _______           _______
  Net Income (loss) (note 8)                          $    26           $    (4)

  Net Income (loss) per share                         $     -           $     -

  Weighted average number of common
    shares outstanding                              5,211,000         5,211,000






See notes to consolidated financial statements.










Part I.  Financial Information

Item 1.  Financial Statements (continued)

                           RYMAC MORTGAGE INVESTMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                         (amounts in thousands except share data)



                                                         1996        1995

Operating Activities:
  Net Income (loss) (note 8)                          $     26    $     (4)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of premiums on
      mortgage derivative securities                        56          61
    Interest accrued and added to funding notes
      payable                                                -          76
    Decrease in interest receivable on
      mortgage related investments                           5           4
    Decrease in interest receivable on mortgage
      derivative securities                                 17           2
    Increase/(decrease) in accrued interest on
      funding notes payable                                124          (4)
    Gain on sale of investment                             (76)          -
    Decrease in accrued expenses payable                    (9)        (19)
    Other, net                                             128           1
                                                           ___         ___
  Net cash provided by operating activities                271         117

Investing Activities:
  Principal payments on mortgage related investments       624         535
  Increase in funds held by trustee                       (596)       (121)
  Principal payments on funding notes payable             (154)       (486)
  Principal payments on mortgage-backed security             8           -
  Principal payments on mortgage derivative
   securities                                                3           2
  Proceeds from sale of investment                         368           -
                                                           ___         ____
  Net cash used in investing activities                    253         (70)

Financing Activities:
  Dividends paid                                             -           -
                                                           ___         ____
  Net cash used in financing activities                      -           -

Net increase in cash                                       524          47
Cash at beginning of period                              1,549       4,917
                                                         _____       _____
Cash at end of period                                  $ 2,073    $  4,964

Supplemental disclosure of cash flow information:
  Interest paid (net of amounts added to funding
  notes payable)                                       $   103    $    213
  First quarter dividends declared                     $     -    $      -







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

On May 15, 1996, the Company and Navistar International Transportation Corp. ("Navistar") announced that they had reached an agreement in principle concerning the purchase by the Company (the "Acquisition") of Navistar's Columbus Plastics Operation ("Columbus Plastics"), which manufactures large sheet molding compound ("SMC") components and is located in Columbus, Ohio.

The obligation of either party to proceed with the Acquisition is subject to the negotiation and execution by the Company and Navistar of a mutually acceptable definitive purchase agreement.
In the event an agreement is executed, consummation of the transaction will be subject to approval by the Board of Directors of each of the Company and Navistar, approval by the Company's stockholders, and such other terms and conditions as may be set forth in such purchase agreement. If an agreement is successfully concluded and all conditions set forth therein are satisfied, it is expected that the Acquisition will be consummated in late summer 1996.
_________________________________________________________________

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

Mortgage-Backed Securities

Mortgage-Backed Securities have been recorded at the lower of cost or market and are considered held to maturity. At March 31, 1996, the cost exceeded the market value by $83. An allowance for unrealized losses and a separate component of stockholders' equity has been recorded.

(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

Investment Restrictions

In addition to qualifying as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), the Company's investment activities are currently restricted by provisions of the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act specifically exempts entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens and interests in real estate from the definition of an investment company (the "Real Estate Exception"). Under interpretations issued by the staff of the Securities and Exchange Commission, in order to qualify for the Real Estate Exception, the Company must maintain at least 55% of its assets in mortgage loans or certain other interests in real estate, and another 25% of its assets in those or certain other types of real estate related interests.

During 1995, the Company purchased additional assets, specifically mortgage-backed securities. As such, the Company continues to maintain in excess of 55% of its assets in mortgage loans or certain other interests in real estate and, therefore, can continue to rely on the Real Estate Exception to avoid registration as an investment company under the Investment Company Act.

If the Acquisition described in Note 1 above is consummated, the Company will no longer be required to rely upon the Real Estate
Exception in order to avoid being subject to the provisions of the Investment Company Act.

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

If the Acquisition described in Note 1 above is consummated, the Company will no longer qualify as a REIT and will be taxed as a corporation under subchapter C of Chapter 1 of the Code.

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

(amounts in thousands except share data)
_________________________________________________________________

Note 3 - Mortgage Derivative Securities (continued)

At March 31, 1996 and December 31, 1995, the Company had investments in Mortgage Derivative Securities as set forth below:


           PORTFOLIO OF MORTGAGE DERIVATIVE SECURITIES             1996      1995
           ________________________________________________________________________
           FNMA REMIC Trust 1988-7 ("FNMA 1988-7")                $    39  $    41
                   -  Trust 1988-11 ("FNMA 1988-11")                  253      260
                   -  Trust 1991-163 Class SA ("FNMA 1991-163")         -      298
           FHLMC Multi-Class Mortgage Participation
             Certificates
             (Guaranteed)
               - Series 2 ("FHLMC 2")                                 111      118
               - Series 1248 Class H ("FHLMC 1248")                   281      298
           Cornerstone Mortgage Investment
             Group II, Inc.
               - Series 13 ("Cornerstone 13")                          23       24
               - Series 14 ("Cornerstone 14")                          13       14
           ________________________________________________________________________
                                                                  $   720  $ 1,053

The Company makes valuation adjustments at quarterly dates based upon assumptions as to mortgage prepayment speeds, interest rates and discount rates reflective of then current financial markets.

Under FASB-115, future cash flows are discounted at a rate reflective of market yields for assets of the type held by the Company. At March 31, 1996 and December 31, 1995, the Company applied a discount rate of 16% to the cash flows for its portfolio of Mortgage Derivative Securities. At March 31, 1996 and December 31, 1995, all assets in this category were providing yields in a range of 18%-30%. Yields in excess of 16% were utilized to fund a valuation reserve account in order to provide for future downward valuation adjustments. At March 31, 1996 and December 31, 1995, the valuation reserve account had a balance of $56 and $39, respectively. Valuation adjustments for 1995 were $700, all of which was incurred during the second quarter of 1995. No valuation adjustments were made during the first quarter of 1996.

During the first quarter, the Company sold one Mortgage Derivative Security for $368 and recorded a net gain of $76. The proceeds from the sale will be directed toward the new business activities which the Company is currently investigating.

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

On September 23, 1988, the Company purchased from Ryan Mortgage Acceptance Corporation IV ("RYMAC IV") certain GNMA certificates and FNMA certificates and other collateral owned by RYMAC IV and pledged to secure RYMAC IV's Mortgage Collateralized Bonds (the "RYMAC IV Bonds"). (See note 6) These Mortgage Related Investments and other collateral were purchased subject to the lien of the Indenture between RYMAC IV and the Trustee (the "RYMAC IV Indenture") pursuant to which the RYMAC IV Bonds were issued and subject to the rights of the Trustee and the bondholders thereunder. (See note 6) The purchase agreements grant to the Company certain additional rights with respect to the RYMAC IV Bonds, such as the right, if any, to substitute collateral, the right to direct the reinvestment of collateral proceeds and the right to call the related RYMAC IV Bonds. At March 31, 1996 and December 31, 1995, the Company's Mortgage Related Investments consist of RYMAC IV Bonds, Series 7, 10 and 19.

The Company is investigating the possible contractual assignment of the Company's rights in the RYMAC IV Bonds.

At March 31, 1996 and December 31, 1995, the Company owned Mortgage Related Investments with aggregate outstanding principal balances of $9,277 and $9,814, respectively, which provide for monthly principal and interest payments. The RYMAC IV collateral bears interest at rates ranging from 7.75% to 10.50% and have scheduled maturity dates ranging from July 1, 2001 to April 1, 2017.
_________________________________________________________________

Note 5 - Mortgage-Backed Securities

Mortgage-Backed Securities have been recorded at the lower of cost or market. The market value of the Company's Mortgage-Backed Securities were at a discount to the carrying value at March 31, 1996. An allowance for unrealized losses has been established at March 31, 1996. A separate component of stockholders' equity has been reduced by $83, accordingly.

(amounts in thousands except share data)
_________________________________________________________________

Note 6 - Funding Notes Payable

Funding Notes Payable represent limited recourse notes delivered to RYMAC IV as partial payment for the purchase of Mortgage Related Investments and other collateral, and have payment terms the same as the related series of RYMAC IV Bonds. (See note 4) The Funding Notes Payable consisted of three multi-class series at March 31, 1996 and December 31, 1995 having stated maturities ranging from August 1, 2016 to May 1, 2017. The classes of each series of Funding Notes Payable bear interest at fixed rates. The range of fixed rates at March 31, 1996 and December 31, 1995 were 8.25% to 9.45%.

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

Note 7 - Federal Income Taxes and Distributions

As described in note 2, the Company has elected to be treated for federal income tax purposes as a REIT. As such, the Company is required to distribute annually, in the form of dividends to its stockholders, at least 95% of its taxable income. Because of the provisions of the Code applicable to the type of investments made by the Company, in the early years of the life of certain of the Company's initial investments (particularly investments made in connection with the Company's initial public offering, and to a lesser degree during 1989) taxable income exceeded net income.

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

For the first quarter of 1996, no dividend distributions were made. For 1995, the Company made a distribution of $0.003 per share to its stockholders on September 29, 1995, with a record date of September 20, 1995. The dividend represented excess inclusion income. The Company expects to have a tax loss of approximately $625 for the year. The Company's taxable losses through 1995 aggregate to approximately $36 million. Under the Code, a REIT must generally distribute its excess inclusion income to its stockholders even though it has other losses or deductions exceeding such excess inclusion income. Accordingly, if the Company were to report future excess inclusion income, it may elect to distribute such excess inclusion income as dividends even though it has an estimated tax loss carryforward approximating $36 million, including approximately $5 million in capital loss carryforwards. The tax losses can be carried forward to offset future income of the Company.

If the Acquisition described in Note 1 above is consummated, the
Company will no longer qualify as a REIT and will be taxed as a corporation under subchapter C of Chapter 1 of the Code.
_________________________________________________________________

Note 8 - Related Party Transactions

Pursuant to the Purchase Agreements between the Company and RYMAC IV (see note 4), $6 has been withheld from amounts released from the lien of the RYMAC IV Indenture, retained by RYMAC IV and deposited in escrow to be used for payment of expenses of the CMOs secured by certain of the Mortgage Related Investments purchased by the Company. In addition, during the quarter ended March 31, 1996, the Company incurred $4 of CMO administration fees which were paid to RYMAC IV under the terms of the Purchase Agreements.
_________________________________________________________________

Note 9 - Employee Benefits

The Company's Board of Directors has established a Salary
Reduction-Simplified Employee Pension Program ("SAR-SEP") for its full-time employees. A SAR-SEP is a minimal administration 408-K
Plan (similar to a 401-K) for companies with fewer than 25 employees.

(amounts in thousands except share data)
_________________________________________________________________

Note 9 - Employee Benefits (continued)

For 1996, the Company has established a minimum contribution of 3% of gross compensation. Company contributions to the plan may vary and the Company is not required to continue the program. Employee contributions are based upon established formulas under the Employee Retirement Income Security Act ("ERISA") rules governing 408-K Plans.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RECENT DEVELOPMENTS

On May 15, 1996, the Company and Navistar International Transportation Corp. ("Navistar") announced that they had reached an agreement in principle concerning the purchase by the Company (the "Acquisition") of Navistar's Columbus Plastics Operation ("Columbus Plastics"), which manufactures large sheet molding compound ("SMC") components and is located in Columbus, Ohio.

The obligation of either party to proceed with the Acquisition is subject to the negotiation and execution by the Company and Navistar of a mutually acceptable definitive purchase agreement.
In the event an agreement is executed, consummation of the transaction will be subject to approval by the Board of Directors of each of the Company and Navistar, approval by the Company's stockholders, and such other terms and conditions as may be set forth in such purchase agreement. If an agreement is successfully concluded and all conditions set forth therein are satisfied, it is expected that the Acquisition will be consummated in late summer 1996.

INVESTMENT ACTIVITIES AND FUTURE PROSPECTS FOR THE COMPANY

As a result of the Company's earnings difficulties, the substantial diminution in value of its mortgage assets and the altered state of the mortgage-backed securities market, the Company's Board of Directors elected in mid-1994 not to pursue its historical business. Instead, the Company and, since June 1995, its financial advisor have been investigating alternatives to the business currently conducted by the Company. Operating and capital losses incurred during 1992 through 1995 have resulted in tax losses estimated currently at $36 million. Such tax losses can be carried forward and utilized to offset taxable income generated from current or contemplated activities before Company earnings are taxable or, as a REIT, result in dividend distributions.

The Board's election not to pursue the Company's historical business and the periodic sale of assets have resulted in a reduction in the Company's assets and an increase in the Company's liquidity.

Absent gains on the sale of the remaining mortgage assets or the need for downward asset valuation adjustments, the Company will operate at a small quarterly loss level. This circumstance is due to ongoing amortization of Mortgage Related Investments and Mortgage Derivative Securities on the Company's Balance Sheet and the Company's investment of its cash into low-risk, highly liquid but low yielding assets during its efforts to identify an appropriate business combination or merger. Additionally, the Company has not applied any leverage through borrowed funds to its investment activities since November of 1994 when it repaid in full repurchase agreements outstanding.

If the Company is unsuccessful in concluding the Acquisition described above, it may elect to continue to seek a suitable candidate with which to effect a business combination or, alternatively, to begin to develop an investment portfolio of financial assets as a means of increasing value to stockholders.
A decision to pursue such alternative investment activity would be subject to the Company's financial position as well as general economic and financial market conditions prevailing at such time.

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

For the tax year ended December 31, 1995, the Company paid a dividend of $0.003 per share on September 29, 1995 to stockholders of record on September 20, 1995. This 1995 dividend was the result of excess inclusion income and is reportable by stockholders as taxable income for 1995. The Company paid no dividend for the first quarter of 1996.

If the Acquisition described in Note 1 above is consummated, the Company will no longer qualify as a REIT and will be taxed as a corporation under subchapter C of Chapter 1 of the Code. As a result, the Company will no longer be entitled to any deduction for dividends paid to stockholders. No assurances can be given as to the dividends, if any, that may be declared by the Board of Directors of the Company following such Acquisition.


RESULTS OF OPERATIONS

The Company's Net Income increased from a Net Loss of $4,000 for the three month period ended March 31, 1995 to Net Income of $26,000 for the three month period ended March 31, 1996, an increase of $30,000. This increase in net income between periods is attributable to the recognition of a gain on the sale of one of the Company's Mortgage Derivative Securities during the 1996 period in the amount of $76,000 while the 1995 period contained no such asset sales gains.

Without the gain recorded from the sale of a Mortgage Derivative
Security in 1996's first quarter, the Company would have incurred a loss of $50,000 for such period.

Statement of Revenues and Expenses

Net Income (loss), as calculated in accordance with generally accepted accounting principles ("GAAP") and as presented in the accompanying consolidated financial statements, was $(4,000) for the three months ended March 31, 1995 as compared with $26,000 for the three months ended March 31, 1996. The per share calculation at each date is negligible.

Interest revenue on Mortgage Related Investments decreased from $284,000 for the three months ended March 31, 1995 to $225,000 for the three months ended March 31, 1996, as a result of the reduction in Mortgage Related Investments on the Company's Balance Sheet, which decreased between these same dates from $11,939,000 to $9,277,000, respectively. Interest revenue on Mortgage Derivative Securities was $69,000 for the three months ended March 31, 1995 as compared to $52,000 for the three months ended March 31, 1996. The amortization of the Company's cost basis in its Mortgage Derivative Securities and the return of principal will reduce interest revenues from such assets in each subsequent period.

Income on Temporary Investments decreased from $87,000 for the quarter ended March 31, 1995 to $23,000 for the quarter ended March 31, 1996 due to the Company's purchase of one 7% FNMA guaranteed 30-year single family mortgage pool of which the Company maintained 100% ownership during 1995's fourth quarter. This Mortgage-Backed Security carried as a separate investment category produced $60,000 of interest revenues during the 1996 quarter.

For the three months ended March 31, 1996, the Company recorded a gain of $76,000 on the sale of one Mortgage Derivative Security, while no sales gains were recognized during the three months ended March 31, 1995. Without the sales gain, the Company would have incurred a loss for the three months ended March 31, 1996 of $50,000, or $(0.01) per share.

Interest expense on Funding Notes Payable decreased from $285,000 to $226,000 for the three months ended March 31, 1995 and 1996, respectively, as a result of the substantial offsetting balance sheet decline of Funding Notes Payable, which decreased from $12,128,000 to $9,960,000 between March 31, 1995 and March 31,
1996, respectively. First quarter General and Administrative expenses increased insignificantly from $156,000 for 1995's first quarter to $167,000 in 1996's first quarter as the Company maintained a minimal staff while continuing its extensive efforts to identify a merger candidate.

Balance Sheet

The Company's assets declined by $96,000 during the three month period ended March 31, 1996, to a total of $16,506,000 at March 31, 1996. This decrease is attributable to the Company's Mortgage Related Investments declining during the three month period from $9,814,000 to $9,277,000, a decrease of $537,000. This reduction is the result of principal payments on the mortgage collateral underlying the Company's Mortgage Related Investments. Concurrently, Funds Held by Trustee increased from $159,000 at December 31, 1995 to $755,000 at March 31, 1996, an increase of $596,000. This category of assets represents the receipt of monthly mortgage payments (principal and interest) on the Company's Mortgage Related Investments awaiting the future payment (reduction) of Funding Notes, Interest on Funding Notes and payment of excess monies (if any) to the Company. A $524,000 increase in the Company's cash accounts between the December 31, 1995 and March 31, 1996 balance sheet dates was the only other asset category reflecting significant change. This increase was the result of the receipt in March 1996 of proceeds from the sale of a Mortgage Derivative Security of $368,000.

The decrease in Mortgage Related Investments was matched by a current decrease in the related liability account, Funding Notes Payable, from $10,114,000 to $9,960,000, or a decrease of $154,000, as returned principal on the underlying mortgages was used to retire outstanding obligations secured by such mortgages. Further reductions in Mortgage Related Investments will occur at dates subsequent to March 31, 1996 sourced from Funds Held by Trustee.

Mortgage Derivative Securities decreased from $1,014,000 at December 31, 1995 to $664,000 at March 31, 1996, a decrease of $350,000, reflecting 1) the amortization of premium and return of principal basis of the assets held in this category of $58,000 and
2) the asset sale from this category that returned $292,000 of cash basis.

Receivables on Mortgage Related Investments and Mortgage Derivative Securities decreased from $415,000 at December 31, 1995 to $305,000 at March 31, 1996, a change of $110,000, reflective of the decline in the corresponding assets, Mortgage Related Investments and Mortgage Derivative Securities, of $887,000.

The two liability accounts, Accrued Interest on Funding Notes
Payable and Other Liabilities, increased in total by $115,000, primarily reflecting the accrual of interest on Funding Notes
Payable due at dates subsequent to March 31, 1996.

The Company's Accumulated Deficit decreased slightly from
$(37,822,000) at December 31, 1995 to $(37,796,000) at March 31,
1996 due to minor Net Income of $26,000 in the quarter ended March 31, 1996. The Company made no dividend distribution for 1995's first quarter.


EXPENSES AND USE OF BORROWED FUNDS

Operating expenses (formerly "General and Administrative" and "Interest on Notes Payable", but since November 30, 1994 represented solely by "General and Administrative" when the Company repaid all Notes Payable and has since remained debt-free) were $156,000 for the three months ended March 31, 1995 versus $167,000 for the three months ended March 31, 1996. These low expense levels are reflective of the Company's minimal staffing and cost reduction efforts while it conducts its search for a merger party.

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


LIQUIDITY AND CAPITAL RESOURCES

At both December 31, 1995 and March 31, 1996, the total amount borrowed by the Company was $0. The Company is subject to a limitation on the amount of total borrowings of $25,000,000 pursuant to a policy adopted by its Board of Directors in March 1992, although such amount is substantially in excess of amounts that could currently be borrowed by the Company.

At November 30, 1994, the Company repaid in full its remaining repurchase agreement obligations and has had no outstanding Notes Payable since that date. As such, all of the Company's remaining Mortgage Derivative Securities are available to secure future borrowings. These potential borrowings of approximately $250,000 and cash reserves of approximately $5,400,000, currently held in high quality short-term instruments and a Mortgage-Backed Security, provide the Company with significant liquidity with which to pursue its proposed business activities. (See "Recent Developments" and "Investment Activities and Future Prospects for the Company")

If the Acquisition described in Note 1 above is consummated, additional liquidity to fund working capital requirements of the Company will be needed. The Company intends to seek additional working capital funding prior to the consummation of the Acquisition in order to fund such requirements. No assurances can be given that the Company will be successful in obtaining such funding.

Part II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

            On May 15, 1996, the Company and Navistar International Transportation Corp. ("Navistar") announced that they had reached an agreement in principle concerning the purchase by the Company (the "Acquisition") of Navistar's Columbus Plastics Operation ("Columbus Plastics"), which manufactures large sheet molding compound ("SMC") components and is located in Columbus, Ohio.

            The obligation of either party to proceed with the Acquisition is subject to the negotiation and execution by the Company and Navistar of a mutually acceptable definitive purchase agreement. In the event an agreement is executed, consummation of the transaction will be subject to approval by the Board of Directors of each of the Company and Navistar, approval by the Company's stockholders, and such other terms and conditions as may be set forth in such purchase agreement. If an agreement is successfully concluded and all conditions set forth therein are satisfied, it is expected that the Acquisition will be consummated in late summer 1996.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are included as part of this Form 10-Q.

             Exhibit 27.1  Financial Data Schedule
             Exhibit 99.1  Additional Exhibits

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


                      RYMAC MORTGAGE INVESTMENT CORPORATION


                      BY:  /s/ Richard R. Conte
                          Richard R. Conte, Chairman of the
                          Board, Chief Executive Officer and
                          Principal Financial Officer







Dated:  May 15, 1996

                                 EXHIBIT INDEX



     Exhibits filed with Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996


     Exhibit No.                    Description

     27.1                    Financial Data Schedule

     99.1                    Additional Exhibits
                             -- Press Release of May 15, 1996