Form 10-Q
period 1996-06-30
RYMAC MORTGAGE INVESTMENT CORP
filed 1996-08-14
CIK 835669

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           __________

                            FORM 10-Q


(Mark One)
{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1996

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

Number of shares of common stock, $.01 par value, outstanding as of August 14, 1996:  5,210,600

              RYMAC MORTGAGE INVESTMENT CORPORATION
                            FORM 10-Q
                              INDEX




                                                        Page Number
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of
                June 30, 1996 (unaudited)
                and December 31, 1995                        3

              Consolidated Statements of Revenues and
                Expenses (unaudited) for the three and
                six months ended June 30, 1996 and 1995      4

              Consolidated Statements of Cash Flows
                (unaudited) for the three months ended
                June 30, 1996 and 1995                       5

              Notes to Consolidated Financial Statements
                (unaudited)                                  6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  13


PART II.  OTHER INFORMATION                                 19

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to Vote of Security
              Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES                                                  20

Part I.  Financial Information

Item 1.  Financial Statements

                   RYMAC MORTGAGE INVESTMENT CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands except share data)


                                                June 30, 1996   December 31, 1995
                                                 (Unaudited)
ASSETS
 Real estate investments:
  Mortgage related investments (note 4)           $      -       $  9,814
  Mortgage derivative securities less valuation
    allowance of $39 for 1995 (notes 2 and 3)            -          1,014
  Mortgage-backed securities less allowance for
   unrealized loss of $128 for 1996 (note 5)         3,252          3,397
                                                     -----         ------
                                                     3,252         14,225

  Cash                                               2,747          1,549
  Funds held by trustee                                  -            159
  Receivables on mortgage related investments            -            370
  Receivables on mortgage derivative securities          -             45
  Other assets                                         131            254
                                                     -----         ------
                                                  $  6,130       $ 16,602
                                                     =====         ======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Funding notes payable (note 5)                   $      -       $ 10,114
 Accrued interest on funding notes payable               -            146
 Other liabilities                                     117            127
                                                    ------         ------
                                                       117         10,387

COMMITMENTS AND CONTINGENCIES (notes 2,3 and 7)

STOCKHOLDERS' EQUITY

 Common stock:  par value $.01 per share
  50,000,000 shares authorized
  5,210,600 issued and outstanding at June 30, 1996,
   and December 31, 1995                                52             52
  Additional paid-in capital                        43,985         43,985
  Accumulated Deficit (note 8)                     (37,896)       (37,822)
  Unrealized loss on mortgage-backed securities       (128)             -
                                                    ------         ------
                                                     6,013          6,215
                                                    ------         ------
                                                  $  6,130       $ 16,602
                                                    ======         ======

See notes to consolidated financial statements.

Part I.  Financial Information

Item 1.  Financial Statements (continued)


                   RYMAC MORTGAGE INVESTMENT CORPORATION

             CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                (UNAUDITED)
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                 (amounts in thousands except share data)


                                       Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                          1996       1995        1996       1995
REVENUES

  Interest:
    Mortgage related investments        $   144  $   277      $   369   $   561
    Mortgage derivative securities           20     (639)          72      (570)
    Provision for investment losses          52        3           35         -
    Mortgage-backed securities               59        -          119         -
    Temporary investments                    28       78           51       165
  Net loss on the sale of
    mortgage related investments           (202)       -         (202)        -
  Net gain on the sale of
    mortgage derivative securities           79        -          155         -
                                         -------   -------       ------    ------
                                            180     (281)         599       156


EXPENSES

  Interest on funding notes payable         142      273          368       558
  General and Administrative                138      166          305       322
                                         ------   ------       ------    ------
                                            280      439          673       880


  Net Loss (note 8)                     $  (100) $  (720)     $   (74)  $  (724)
                                         ======= ========    ========= =========

  Net Loss per share                    $ (0.02) $ (0.14)     $  (0.02) $ (0.14)

  Weighted average number of common
    shares outstanding                5,211,000  5,211,000   5,211,000  5,211,000

See notes to consolidated financial statements.

Part I.  Financial Information

Item 1.  Financial Statements (continued)

                   RYMAC MORTGAGE INVESTMENT CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

              FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                 (amounts in thousands except share data)



                                                      1996        1995

Operating Activities:
  Net Loss (note 7)                               $    (74)   $   (724)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of premiums on
      mortgage derivative securities                    50         817
    Interest accrued and added to funding notes
      payable                                            -         152
    Decrease in interest receivable on
      mortgage related investments                      79           6
    Decrease in interest receivable on mortgage
      derivative securities                             44           4
    Decrease in accrued interest on funding
      notes payable                                   (146)        (10)
    Gains on sales of investments                     (155)          -
    Decrease in accrued expenses payable               (10)        (58)
    Other, net                                          86          14
                                                     ------      ------
  Net cash provided by operating activities           (126)        201

Investing Activities:
  Principal payments on mortgage
    related investments                             10,105         771
  Decrease/(increase) in funds held by trustee         159          (6)
  Principal payments on funding notes payable      (10,114)       (908)
  Principal payments on mortgage-backed security        17           -
  Principal payments on mortgage derivative
   securities                                            4           3
  Proceeds from sales of investments                 1,153           -
                                                    ------       ------
  Net cash used in investing activities              1,324        (140)

Financing Activities:
  Dividends paid                                         -           -
                                                    ------       -----
  Net cash used in financing activities                  -           -

Net increase in cash                                 1,198          61
Cash at beginning of period                          1,549       4,917
                                                   -------    --------
Cash at end of period                              $ 2,747    $  4,978
                                                   =======    ========
Supplemental disclosure of cash flow information:
  Interest paid (net of amounts added to funding
  notes payable)                                   $   515    $    416
  Second quarter dividends declared                $     -    $      -

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

On May 15, 1996, the Company and Navistar International Transportation Corp. ("Navistar") announced that they had reached a non-binding agreement in principle dated May 13, 1996 (the "Agreement in Principle") with respect to the purchase by the Company (the "Acquisition") of Navistar's Columbus Plastics Operation ("Columbus Plastics"), which manufactures large sheet molding compound ("SMC") components and is located in Columbus, Ohio.

The obligation of either party to proceed with the Acquisition is subject to the negotiation and execution by the Company and Navistar of a mutually acceptable definitive purchase agreement. The Agreement in Principle contemplated that the parties would work diligently to complete and sign such an agreement by May 31, 1996. Since the parties have not reached agreement by May 31, 1996, either is free to terminate negotiations by the terms of the Agreement in Principle. The parties are nonetheless continuing to negotiate the terms of a possible transaction. In the event an agreement is executed, consummation of the transaction will be subject to approval by the Board of Directors of each of the Company and Navistar, approval by the Company's stockholders, and such other terms and conditions as may be set forth in such purchase agreement. If an agreement is successfully concluded and all conditions set forth therein are satisfied, it is expected that the Acquisition will be consummated in fall 1996.
_________________________________________________________________

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

(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Mortgage-Backed Securities

Mortgage-Backed Securities have been recorded at the lower of cost or market and are considered held to maturity. At June 30, 1996, the cost exceeded the market value by $128. An allowance for unrealized losses and a separate component of stockholders' equity has been recorded.

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

Note 3 - Mortgage Derivative Securities

Prior to June 30, 1996, the Company had investments in mortgage derivative securities, which consisted of (i) a class or classes of collateralized mortgage obligations ("CMOs") that either represented a regular class of bonds or a residual class of bonds or (ii) interests in a class or classes of mortgage-backed pass-through certificates that either represented a regular class of certificates or a residual class of certificates. For federal income tax purposes, a majority of the Company's Mortgage Derivative Securities represented interests in real estate mortgage investment conduits ("REMICs"). CMOs are mortgage-backed bonds which bear interest at a specific predetermined rate or at a rate which varies according to a specified relationship to a specific short term interest rate index, such as the London interbank offered rate for one-month U.S. dollar deposits ("LIBOR").

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

The Company sold its remaining Mortgage Derivative Securities during the second quarter of 1996 for $785 and recorded a net gain of $79 during the quarter.

During the first quarter, the Company sold one Mortgage Derivative Security for $368 and recorded a net gain of $76. The proceeds from these sales will be directed toward the new business
activities which the Company is currently investigating.
_________________________________________________________________

Note 4 - Mortgage Related Investments

Prior to June 30, 1996, the Company maintained a portfolio which included Mortgage Related Investments, consisting of ownership interests in certain classes of mortgage-backed securities issued by Ryan Mortgage Acceptance Corporation IV (as described below).

On September 23, 1988, the Company purchased from Ryan Mortgage Acceptance Corporation IV ("RYMAC IV") certain GNMA certificates and FNMA certificates and other collateral owned by RYMAC IV and pledged to secure RYMAC IV's Mortgage Collateralized Bonds (the "RYMAC IV Bonds"). (See note 6) These Mortgage Related Investments and other collateral were purchased subject to the lien of the Indenture between RYMAC IV and the Trustee (the "RYMAC IV Indenture") pursuant to which the RYMAC IV Bonds were issued and subject to the rights of the Trustee and the bondholders thereunder. The purchase agreements grant to the Company certain additional rights with respect to the RYMAC IV Bonds, such as the right, if any, to substitute collateral, the right to direct the reinvestment of collateral proceeds and the right to call the related RYMAC IV Bonds. At December 31, 1995, the Company's Mortgage Related Investments consisted of RYMAC IV Bonds, Series 7, 10 and 19.

During the second quarter of 1996, the Company sold its ownership rights in the RYMAC IV Series 7, 10 and 19 Bonds for a net loss of $202. (See note 6)

(amounts in thousands except share data)
_________________________________________________________________

Note 5 - Mortgage-Backed Securities

Mortgage-Backed Securities have been recorded at the lower of cost or market. The market value of the Company's Mortgage-Backed Securities were at a discount to the carrying value at June 30, 1996. An allowance for unrealized losses was established at March 31, 1996. A separate component of stockholders' equity has been reduced by $128, accordingly.
_________________________________________________________________

Note 6 - Funding Notes Payable

Funding Notes Payable represented limited recourse notes delivered to RYMAC IV as partial payment for the purchase of Mortgage Related Investments and other collateral, and had payment terms the same as the related series of RYMAC IV Bonds. (See note 4)

Principal and interest payments on the Mortgage Related Investments were used to make the quarterly payments on the funding notes payable. In addition, prepayments of the underlying mortgage related investments were passed through as prepayments of the Funding Notes Payable so that the Funding Notes Payable could be fully paid prior to their stated maturities.

During the second quarter of 1996, the Company sold its ownership interest in the RYMAC IV Series 7, 10 and 19 Bonds. As a result of the sale of these ownership interests, the related liability account, Funding Notes Payable, was reduced to $0. (See note 4)
_________________________________________________________________

Note 7 - Federal Income Taxes and Distributions

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

During the first and second quarter of 1996, no dividend distributions were made. The Company's taxable losses through 1995 aggregate to approximately $36 million. Under the Code, a REIT must generally distribute its excess inclusion income to its stockholders even though it has other losses or deductions exceeding such excess inclusion income. Accordingly, if the Company were to report future excess inclusion income, it may elect to distribute such excess inclusion income as dividends even though it has an estimated tax loss carryforward approximating $36 million, including approximately $5 million in capital loss carryforwards. The tax losses can be carried forward to offset future income of the Company.

If the Acquisition described in Note 1 above is consummated, the
Company will no longer qualify as a REIT and will be taxed as a corporation under subchapter C of Chapter 1 of the Code.
_________________________________________________________________

Note 8 - Related Party Transactions

Pursuant to the Purchase Agreements between the Company and RYMAC IV (see note 4), $15 has been withheld from amounts released from the lien of the RYMAC IV Indenture, retained by RYMAC IV and deposited in escrow to be used for payment of expenses of the CMOs secured by certain of the Mortgage Related Investments purchased by the Company. In addition, during the quarter ended June 30, 1996, the Company incurred $7 of CMO administration fees which were paid to RYMAC IV under the terms of the Purchase Agreements.
_________________________________________________________________

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RECENT DEVELOPMENTS

On May 15, 1996, RYMAC Mortgage Investment Corporation (the "Company") and Navistar International Transportation Corp. ("Navistar"), the principal operating subsidiary of Navistar International Corporation, announced that they had reached a non-binding agreement in principle dated May 13, 1996 (the "Agreement in Principle") with respect to the purchase by the Company (the "Acquisition") of Navistar's Columbus Plastics Operation, which manufactures large sheet molding compound components and is located in Columbus, Ohio. A copy of the Agreement in Principle was filed with the Securities and Exchange Commission by the Company on May 22, 1996 as an exhibit to a Current Report on Form 8-K.

The obligation of either party to proceed with the Acquisition is subject to the execution by the Company and Navistar of a mutually acceptable definitive purchase agreement. The Agreement in Principle contemplated that the parties would work diligently to complete and sign such an agreement by May 31, 1996. Since the parties have not reached agreement by May 31, 1996, either is free to terminate negotiations by the terms of the Agreement in Principle. The parties are nonetheless continuing to negotiate the terms of a possible transaction.

It is currently contemplated that the consideration for the Acquisition would consist of newly issued common stock of the Company and a promissory note of the Company, together with certain contingent payments to Navistar should the Company's earnings exceed certain pre-established levels. It is further contemplated that Navistar would become the Company's largest stockholder and have substantial representation on the Company's board of directors.
The Company would further expect to enter into a long-term supply contract with Navistar to supply fiberglass reinforced plastic parts for Navistar's truck assembly business.

In the event a definitive agreement is executed, consummation of the transaction would be subject to approval by the Board of Directors of each of the Company and Navistar, approval by the Company's stockholders, and such other terms and conditions as may be set forth in a purchase agreement. If an agreement is executed and all conditions set forth therein are satisfied, the Company presently anticipates that the Acquisition would be consummated in fall 1996.

If the Company is unsuccessful in concluding the Acquisition described above, it may elect to continue to seek a suitable candidate with which to effect a business combination or, alternatively to begin to develop an investment portfolio of financial assets as a means of increasing value to stockholders.
A decision to pursue such alternative investment activity would be subject to the Company's financial position as well as general economic and financial market conditions prevailing at such time.

The Company and its financial advisor continue to believe that the future potential earnings and value building aspects of utilizing its assets in a successful business combination outweigh those of rebuilding an investment portfolio containing lower-risk assets than those previously composing the Company's investment portfolio.

In anticipation of an acquisition of Columbus Plastics, the Company sold the majority of its remaining mortgage assets during the second quarter of 1996. (See Results of Operations)


DIVIDEND POLICY

In accordance with the Code, the Company is required to distribute at least 95% of its taxable income to its stockholders each year in order to maintain its status as a REIT. Dividends paid for a fiscal year in excess of the Company's taxable income are reported as a return of capital to the Company's stockholders, except as provided below.

Historically, some of the Company's investments constituted REMIC residual interests. Certain of these residual interests may produce "excess inclusion" income during the fiscal year. The Code requires that excess inclusion income be included in a taxpayer's income even though the taxpayer has current or prior losses that would otherwise offset such income. As a result, the Company could have taxable income from excess inclusions in a taxable year even though it has current or prior losses from other investments that would normally be sufficient to offset the amount of such excess inclusion income. The Company is required to distribute the taxable income representing excess inclusions to meet its 95% distribution requirement and to avoid a corporate level tax on such income. When such income is distributed to a stockholder, the stockholder will have taxable income, rather than a return of capital, equal to its share of such excess inclusion income during the fiscal year. For a stockholder, generally, excess inclusion income cannot be offset by losses.

For the tax year ended December 31, 1995, the Company paid a dividend of $0.003 per share on September 29, 1995 to stockholders of record on September 20, 1995. This 1995 dividend was the result of excess inclusion income and is reportable by stockholders as taxable income for 1995. The Company paid no dividend for the first or second quarters of 1996.

If the Acquisition described in note 1 to the Company's Consolidated Financial Statements and "Recent Developments" is consummated, the Company will no longer qualify as a REIT and will be taxed as a corporation under subchapter C of Chapter 1 of the Code. As a result, the Company will no longer be entitled to any deduction for dividends paid to stockholders. No assurances can be given as to the dividends, if any, that may be declared by the Board of Directors of the Company following such Acquisition.


RESULTS OF OPERATIONS

The Company's Net Loss declined from $724,000 for the six month period ended June 30, 1995 to a Net Loss of $74,000 for the six month period ended June 30, 1996, a decrease of $650,000. This decline is attributable to the Company's incurring $700,000 in asset valuation writedowns during the 1995 period while no writedowns were required for the first six months of 1996, offset in part by the existence of a net loss from the sale of assets of $47,000 in 1996's period as compared to no such loss in the 1995 period.

Without the net loss recorded from the sale of assets in 1996's first half, the Company's loss for such period would have been reduced to $27,000.

Statement of Revenues and Expenses

Net Income (loss), as calculated in accordance with GAAP and as presented in the accompanying consolidated financial statements, was $(74,000), or $(0.02) per share, for the six months ended June 30, 1996 as compared with $(724,000), or $(0.14) per share, for the six months ended June 30, 1995, and $(100,000), or $(0.02) per share, for the three months ended June 30, 1996 as compared to $(720,000), or $(0.14) per share, for the three months ended June 30, 1995.

Interest revenue on Mortgage Related Investments decreased from $561,000 for the six months ended June 30, 1995 to $369,000 for the six months ended June 30, 1996, as a result of the reduction in Mortgage Related Investments on the Company's Balance Sheet, which decreased from an average outstanding of $11,912,000 during 1995's first six months to an average outstanding of $4,907,000 during the first six months of 1996. Interest revenue on Mortgage Derivative Securities was $(570,000) for the six months ended June 30, 1995 as compared to $72,000 for the six months ended June 30, 1996. This $642,000 increase in interest revenue was the result of the valuation writedown of assets equal to $700,000 in 1995's second quarter as compared with no such writedown in the first half of 1996. Such writedowns are reflected as a decrease to interest revenues on Mortgage Derivative Securities during the period incurred.

Income from Temporary investments decreased from $165,000 for the six months ended June 30, 1995 to $51,000 for the six months ended June 30, 1996 due to the Company's purchase of one 7% FNMA guaranteed 30-year single family mortgage pool of which the Company maintains 100% ownership since 1995's fourth quarter. This Mortgage-Backed Security carried as a separate investment category produced $119,000 of interest revenues during the 1996 period.

In anticipation of the transaction with Navistar described in note 1 to the Company's Consolidated Financial Statements and "Recent Developments", the Company sold during the March-June 1996 time period all of its remaining Mortgage Related Investments and Mortgage Derivative Securities. Nine Mortgage Derivative Securities were sold for net cash proceeds of $1,153,000, representing prices that exceeded the Company's carrying value by $155,000 and was recognized as a gain during the 1996 period.
Also, the Company sold its ownership interests (including early redemption rights) in its three remaining Mortgage Related Investments (RYMAC IV, Series 7, 10 and 19). The sale transaction relating to the RYMAC IV assets included the Company's transfer of the future obligation for payment of quarterly administrative costs to the purchaser. Such administrative costs approximated $12,500 per annum over the next five and one-half years. The sale of the Company's ownership rights, including ongoing administrative costs, in its Mortgage Related Investments resulted in the Company recording a loss on such transaction of $202,000 during the 1996 period.

The Company also recognized $35,000 in revenues during the 1996 period reflecting the reversal of a provision for future losses on Mortgage Derivative Securities that was no longer necessary given the sale of the Company's remaining assets carried in this category.

Interest expense on Funding Notes Payable decreased from $558,000 to $368,000 for the six months ended June 30, 1995 and 1996, respectively, as a result of the substantial offsetting balance sheet decline of Funding Notes Payable, which decreased from average outstandings of $12,160,000 to $5,057,000 for the six months ended June 30, 1995 and 1996, respectively. General and Administrative expenses decreased slightly from $322,000 for 1995's first six months to $305,000 in 1996's first six months as the Company maintained a minimal staff while continuing its efforts to identify and conclude a business combination.

Balance Sheet

The Company's assets declined by $10,472,000 during the six month period ended June 30, 1996, dropping from $16,602,000 to a total of $6,130,000 at June 30, 1996. This decrease is attributable to the Company's sale of its remaining Mortgage Related Investments and Mortgage Derivative Securities during the six month period ended June 30, 1996 and, to a minor extent, reductions resulting from principal payments on the mortgage collateral underlying the Company's Mortgage Related Investments and amortization of the cost basis in its Mortgage Derivative Securities.

Concurrently, Funds Held by Trustee and Receivables on both Mortgage Related Investments and Mortgage Derivative Securities decreased from $159,000 and $415,000, respectively at December 31, 1995 to $0 in both categories at June 30, 1996, as both of these assets categories were associated with the sale of the Company's remaining Mortgage Related and Mortgage Derivative holdings.

The sale of Mortgage Related Investments caused the related liability account, Funding Notes Payable, to decrease from $10,114,000 to $0, between December 31, 1995 and June 30, 1996.

The two liability accounts, Accrued Interest on Funding Notes Payable and Other Liabilities, decreased in total by $156,000, primarily reflecting the sale of the corresponding liability account, Funding Notes Payable, related to the sale of Mortgage Related Investments described above.

The Company's Accumulated Deficit increased slightly from $(37,822,000) at December 31, 1995 to $(37,896,000) at June 30,
1996 due to the Net Loss incurred for the period of $74,000. Additionally, the Company's net worth was negatively affected by the GAAP requirement to carry a valuation account, Unrealized Loss on Mortgage-Backed Securities, for the Company's Mortgage-Backed Securities, valuing the asset at the lower of cost or market. This Unrealized Loss of $128,000 reflects the loss that would have been recognized if the Company had elected to sell its entire Mortgage-Backed Securities holding at June 30, 1996.


EXPENSES AND USE OF BORROWED FUNDS

Operating expenses, "General and Administrative", were $322,000 for the six months ended June 30, 1995 versus $305,000 for the six months ended June 30, 1996. These low expense levels are reflective of the Company's minimal staffing and cost reduction efforts while continuing its efforts to conclude a business combination.

The Company has had no borrowings since November 30, 1994.


LIQUIDITY AND CAPITAL RESOURCES

At both December 31, 1995 and June 30, 1996, the total amount borrowed by the Company was $0. The Company is subject to a limitation on the amount of total borrowings of $25,000,000 pursuant to a policy adopted by its Board of Directors in March 1992, although such amount is substantially in excess of amounts that could currently be borrowed by the Company.

All of the Company's remaining Mortgage-Backed Securities are available to secure future borrowings. The Company estimates that either the approximate $3,000,000 in borrowing value or $3,300,000 from the current market sale value of the Company's Mortgage-Backed Securities in conjunction with its cash reserves of approximately $2,700,000, currently held in high quality short-term instruments, provide the Company with sufficient liquidity with which to pursue its proposed business activities. (See "Recent Developments")

If the Acquisition described in note 1 to the Company's Consolidated Financial Statements and "Recent Developments" above is consummated, additional liquidity to fund working capital requirements of the Company will be needed. The Company intends to seek additional working capital funding prior to the consummation of the Acquisition in order to fund such requirements. No assurances can be given that the Company will be successful in obtaining such funding.

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

             Exhibit 27.1  Financial Data Schedule

         (b) Reports on Form 8-K

          Form 8-K was filed during the second quarter of 1996 on May 22, 1996, reflecting "Item 5 - Other Events" as the Company announced an Agreement in Principle regarding the potential acquisition of the Columbus Plastics Operation of Navistar International Transportation Corp.

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


                      RYMAC MORTGAGE INVESTMENT CORPORATION


                      BY:  /s/ Richard R. Conte
                          Richard R. Conte, Chairman of the
                          Board, Chief Executive Officer and
                          Principal Financial Officer







Dated:  August 14, 1996

                          EXHIBIT INDEX



    Exhibits filed with Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996


    Exhibit No.               Description

    27.1                Financial Data Schedule