Form 10-Q
period 1996-09-30
RYMAC MORTGAGE INVESTMENT CORP
filed 1996-11-13
CIK 835669

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           __________

                            FORM 10-Q


(Mark One)
{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996

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

Number of shares of common stock, $.01 par value, outstanding as of November 13, 1996:  5,210,600

              RYMAC MORTGAGE INVESTMENT CORPORATION
                            FORM 10-Q
                              INDEX




                                                        Page Number
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of
                September 30, 1996 (unaudited)
                and December 31, 1995                        3

              Consolidated Statements of Revenues and
                Expenses (unaudited) for the three and
                nine months ended September 30, 1996
                and 1995                                     4

              Consolidated Statements of Cash Flows
                (unaudited) for the nine months ended
                September 30, 1996 and 1995                  5

              Notes to Consolidated Financial Statements
                (unaudited)                                  6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  14


PART II.  OTHER INFORMATION                                 20

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to Vote of Security
              Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES                                                  22

Part I.  Financial Information

Item 1.  Financial Statements


                   RYMAC MORTGAGE INVESTMENT CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands except share data)


                                                 September 30, 1996  December 31, 1995
                                                 ------------------  -----------------
                                                        (Unaudited)
ASSETS
Real estate investments:
  Mortgage related investments (note 4)           $      -         $  9,814
  Mortgage derivative securities less valuation
    allowance of $39 for 1995 (notes 2 and 3)            -            1,014
  Mortgage-backed securities less allowance for
    unrealized loss of $116 for 1996 (note 5)        3,253            3,397
                                                  --------         --------
                                                     3,253           14,225

  Cash                                               2,660            1,549
  Funds held by trustee                                  -              159
  Receivables on mortgage related investments            -              370
  Receivables on mortgage derivative securities          -               45
  Other assets                                         234              254
                                                  --------         --------
                                                  $  6,147         $ 16,602
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Funding notes payable (note 5)                    $      -         $ 10,114
Accrued interest on funding notes payable                -              146
Other liabilities                                      159              127
                                                  --------         --------
                                                       159           10,387

COMMITMENTS AND CONTINGENCIES (notes 2,3 and 7)

STOCKHOLDERS' EQUITY

Common stock:  par value $.01 per share
 50,000,000 shares authorized
 5,210,600 issued and outstanding at September
  30, 1996, and December 31, 1995                       52               52
 Additional paid-in capital                         43,985           43,985
 Accumulated Deficit (note 8)                      (37,933)         (37,822)
 Unrealized loss on mortgage-backed securities        (116)               -
                                                  ---------        ---------
                                                     5,988            6,215
                                                  ---------        ---------
                                                  $  6,147         $ 16,602
                                                  =========        =========




See notes to consolidated financial statements.

Part I.  Financial Information

Item 1.  Financial Statements (continued)


                   RYMAC MORTGAGE INVESTMENT CORPORATION

             CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                (UNAUDITED)
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                 (amounts in thousands except share data)



                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                     1996       1995       1996      1995
                                   --------   --------   --------  --------

REVENUES
 Interest:
   Mortgage related investments    $       - $     260  $     369 $     821
   Mortgage derivative securities          -        59         72      (511)
   Provision for investment losses         -       (19)        35       (19)
   Mortgage-backed securities             59         -        178         -
   Temporary investments                  37        78         88       243
 Net loss on the sale of
   mortgage related investments            -         -       (202)        -
 Net gain on the sale of
   mortgage derivative securities          -         -        155         -
                                   -------------------- --------------------
                                          96       378        695       534
                                   -------------------- --------------------

EXPENSES

 Interest on funding notes payable         -       263        368       821
 General and Administrative              133       149        438       471
                                   -------------------- --------------------
                                         133       412        806     1,292
                                   -------------------- --------------------

 Net Income (loss) (note 8)        $     (37)$     (34) $    (111)$    (758)
                                   ==================== ====================

 Net Income (loss) per share       $   (0.01)$   (0.01) $   (0.02)$   (0.15)

 Weighted average number of
   common shares outstanding       5,211,000 5,211,000  5,211,000 5,211,000




See notes to consolidated financial statements.

Part I.  Financial Information

Item 1.  Financial Statements (continued)

                   RYMAC MORTGAGE INVESTMENT CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (amounts in thousands except share data)



                                                     1996          1995
                                                  ---------     ---------
Operating Activities:
 Net Loss (note 7)                                $   (111)     $   (758)
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Amortization of premiums on
     mortgage derivative securities                     50           896
   Interest accrued and added to funding notes
     payable                                             -           152
   Decrease in interest receivable on
     mortgage related investments                       79            12
   Decrease/(increase) in interest receivable on
     mortgage derivative securities                     44            (2)
   Decrease in accrued interest on funding
     notes payable                                    (146)          (19)
   Gains on sales of investments                      (155)            -
   Increase/(decrease) in accrued expenses
     payable                                            32           (65)
   Other, net                                          (17)           41
                                                  ---------     ---------
 Net cash provided by/(used in) operating
   activities                                         (224)          257

Investing Activities:
 Principal payments on mortgage related
   investments                                      10,105         1,595
 Decrease/(increase) in funds held by trustee          159          (133)
 Principal payments on funding notes payable       (10,114)       (1,597)
 Principal payments on mortgage-backed security         28             -
 Principal payments on mortgage derivative
   securities                                            4             7
 Proceeds from sales of investments                  1,153             -
                                                  ---------     ---------
 Net cash provided by/(used in) investing
   activities                                        1,335          (128)

Financing Activities:
 Dividends paid                                          -           (16)
                                                  ---------     ---------
 Net cash used in financing activities                   -           (16)

Net increase in cash                                 1,111           113
Cash at beginning of period                          1,549         4,917
                                                  ---------     ---------
Cash at end of period                             $  2,660      $  5,030
                                                  =========     =========

Supplemental disclosure of cash flow information:
 Interest paid (net of amounts added to funding
 notes payable)                                   $    515      $    688
 Third quarter dividends declared                 $      -      $     16


See notes to consolidated financial statements.

RYMAC MORTGAGE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share data)
_________________________________________________________________

Note 1 - The Company

RYMAC Mortgage Investment Corporation (the "Company") was incorporated in Maryland on July 1, 1988. In its initial public offering in September, 1988, the Company issued 5,420,000 shares of its common stock. During 1990 and 1991, the Company repurchased 209,400 shares of its common stock in accordance with a stock repurchase program at costs ranging from $6.75 to $7.63 per share.

Effective August 20, 1996, the Company dissolved its two limited purpose subsidiaries (RYMAC Mortgage Investment I, Inc. and RYMAC
Mortgage Investment II, Inc.) after the assets in each had been sold.

On September 12, 1996, the Company and Navistar International Transportation Corp. ("Navistar") announced that they had entered into a definitive asset purchase agreement (said agreement as amended by the First Amendment thereto dated October 31, 1996, the "Asset Purchase Agreement"). Pursuant to the Asset Purchase Agreement, the Company agreed to acquire substantially all of the assets and liabilities of Navistar's business currently conducted at 800 Manor Park Drive, Columbus, Ohio ("Columbus Plastics"), primarily relating to the manufacture, marketing and sale of fiberglass reinforced plastic component parts (the "Acquisition").

Consummation of the transaction is subject to approval by the Company's stockholders and such other terms and conditions as are set forth in the Asset Purchase Agreement. If the transaction is successfully approved and all conditions set forth therein are satisfied, it is expected that the Acquisition will be consummated by December 31, 1996.

In connection with the Asset Purchase Agreement and the Acquisition described above, on October 8, 1996 the Company formed a wholly-owned Delaware chartered subsidiary, Core Materials Corporation ("Core Materials"). On November 8, 1996, a Registration Statement on Form S-4 of Core Materials was declared effective by the Securities and Exchange Commission ("SEC"). Included in the Registration Statement was a Proxy Statement/Prospectus, dated November 8, 1996 (the "Proxy Statement/Prospectus"), relating to the Acquisition. On or about November 8, 1996, the Company began distributing the Proxy Statement/Prospectus to all holders of record of its common stock on November 4, 1996 (the "Record Date"). The Proxy Statement/Prospectus provides detailed information concerning the Acquisition, the proposed merger of the Company with

(amounts in thousands except share data)
_________________________________________________________________

Note 1 - The Company (continued)

and into Core Materials and other items on the agenda at the Special Meeting of the Company's stockholders to be held on December 19, 1996 at 10:00 a.m. Eastern time at the American Stock Exchange, 86 Trinity Place, New York, New York 10006-1881 (the
"Special Meeting").

At the Special Meeting, stockholders will be asked to consider and approve (a) the terms and conditions of the Asset Purchase Agreement and (b) the issuance of 4,264,000 shares of common stock of Core Materials to Navistar pursuant to the Asset Purchase Agreement, which amount is subject to adjustment pursuant to the provisions of the Asset Purchase Agreement but shall not exceed 45% of the total number of shares of Core Materials issued and outstanding on a fully diluted basis (the "Stock Issuance").

At the Special Meeting, stockholders will also be asked to consider and approve an Agreement and Plan of Merger between the Company and Core Materials pursuant to which the Company would be merged with and into Core Materials with Core Materials continuing as the surviving corporation and each outstanding share of the Company's common stock would be automatically converted into the right to receive one share of common stock of Core Materials. The consummation of the proposed merger is contingent upon the approval by the stockholders of the Company of the terms of the Asset Purchase Agreement, including the Stock Issuance. The proposed merger would be consummated shortly before the consummation of the Acquisition.
_________________________________________________________________

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

(amounts in thousands except share data)
_________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

Mortgage-Backed Securities

Mortgage-Backed Securities have been recorded at the lower of cost or market and are considered held to maturity. At September 30, 1996, the cost exceeded the market value by $116. An allowance for unrealized losses and a separate component of stockholders' equity has been recorded.

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

(amounts in thousands except share data)
_________________________________________________________________

Note 3 - Mortgage Derivative Securities

During the first and second quarters, the Company sold its Mortgage Derivative Securities for $1,153 and recorded a net gain of $155. The proceeds from these sales will be directed toward the proposed Acquisition described in Note 1.
_________________________________________________________________

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

During the second quarter of 1996, the Company sold its ownership rights in the RYMAC IV Series 7, 10 and 19 Bonds for a net loss of $202. (See note 6)
_________________________________________________________________

Note 5 - Mortgage-Backed Securities

Mortgage-Backed Securities have been recorded at the lower of cost or market. The market value of the Company's Mortgage-Backed Securities were at a discount to the carrying value at September 30, 1996. An allowance for unrealized losses was established at March 31, 1996. A separate component of stockholders' equity has been reduced by $116, accordingly.

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

During the first three quarters of 1996, no dividend distributions were made. The Company's taxable losses through 1995 aggregate to approximately $36 million. Under the Code, a REIT must generally distribute its excess inclusion income to its stockholders even though it has other losses or deductions exceeding such excess inclusion income. Accordingly, if the Company were to report future excess inclusion income, it may elect to distribute such excess inclusion income as dividends even though it has an estimated tax loss carryforward approximating $36 million, including approximately $5 million in capital loss carryforwards. The tax losses can be carried forward to offset future income of the Company.

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

Note 9 - Employee Benefits

The Company's Board of Directors has established a Salary Reduction-Simplified Employee Pension Program ("SAR-SEP") for its full-time employees. A SAR-SEP is a minimal administration 408-K Plan (similar to a 401-K) for companies with fewer than 25 employees. For 1996, the Company has established a minimum contribution of 3% of gross compensation. Company contributions to the plan may vary and the Company is not required to continue the program. Employee contributions are based upon established formulas under the Employee Retirement Income Security Act ("ERISA") rules governing 408-K Plans. The Company is required to

(amounts in thousands except share data)
_________________________________________________________________

Note 9 - Employee Benefits (continued)

terminate the SAR-SEP as a condition to closing the Acquisition described in Note 1.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RECENT DEVELOPMENTS

On May 15, 1996, RYMAC Mortgage Investment Corporation (the "Company") and Navistar International Transportation Corp. ("Navistar"), the principal operating subsidiary of Navistar International Corporation, announced that they had reached a non-binding agreement in principle dated May 13, 1996 (the "Agreement in Principle") with respect to the purchase by the Company (the "Acquisition") of Navistar's Columbus Plastics operation, which manufactures large sheet molding composite components and is located in Columbus, Ohio. A copy of the Agreement in Principle was filed with the Securities and Exchange Commission by the Company on May 22, 1996 as an exhibit to a Current Report on Form 8-K.

On September 12, 1996, the Company and Navistar International Transportation Corp. ("Navistar") announced that they had entered into a definitive asset purchase agreement (said agreement as amended by the First Amendment thereto dated October 31, 1996, the "Asset Purchase Agreement"). Pursuant to the Asset Purchase Agreement, the Company agreed to acquire substantially all of the assets and liabilities of Navistar's Columbus Plastics operation. A copy of the Asset Purchase Agreement was filed as Exhibit 2 to the Company's Form 8-K dated September 17, 1996 and a copy of the First Amendment thereto is filed as an exhibit to this Form 10-Q.

Consummation of the transaction is subject to approval by the Company's stockholders and such other terms and conditions as are set forth in the Asset Purchase Agreement. If the transaction is successfully approved and all conditions set forth therein are satisfied, it is expected that the Acquisition will be consummated by December 31, 1996.

In connection with the Asset Purchase Agreement and the Acquisition described above, on October 8, 1996 the Company formed a wholly-owned Delaware chartered subsidiary, Core Materials Corporation ("Core Materials"). On November 8, 1996, a Registration Statement on Form S-4 of Core Materials was declared effective by the Securities and Exchange Commission ("SEC"). Included in the Registration Statement was a Proxy Statement/Prospectus, dated November 8, 1996 (the "Proxy Statement/Prospectus"), relating to the Acquisition. On or about November 8, 1996, the Company began distributing the Proxy Statement/Prospectus to all holders of record of its common stock on November 4, 1996 (the "Record Date"). The Proxy Statement/ Prospectus provides detailed information concerning the Acquisition, the proposed merger of the Company with and into Core Materials and other items on the agenda at the Special Meeting of the Company's stockholders to be held on

December 19, 1996 at 10:00 a.m. Eastern time at the American Stock Exchange, 86 Trinity Place, New York, New York 10006-1881 (the
"Special Meeting").

At the Special Meeting, stockholders will be asked to consider and approve (a) the terms and conditions of the Asset Purchase Agreement and (b) the issuance of 4,264,000 shares of common stock of Core Materials to Navistar pursuant to the Asset Purchase Agreement, which amount is subject to adjustment pursuant to the provisions of the Asset Purchase Agreement but shall not exceed 45% of the total number of shares of Core Materials issued and outstanding on a fully diluted basis (the "Stock Issuance").

At the Special Meeting, stockholders will also be asked to consider and approve an Agreement and Plan of Merger between the Company and Core Materials pursuant to which the Company would be merged with and into Core Materials with Core Materials continuing as the surviving corporation and each outstanding share of the Company's common stock would be automatically converted into the right to receive one share of common stock of Core Materials. The consummation of the proposed merger is contingent upon the approval by the stockholders of the Company of the terms of the Asset Purchase Agreement, including the Stock Issuance. The proposed merger would be consummated shortly before the consummation of the Acquisition.

The terms and conditions of the Asset Purchase Agreement and the Acquisition, including the Merger and the Stock Issuance are more fully described in the Proxy Statement/Prospectus relating to the Acquisition.

In anticipation of the Acquisition, the Company sold the majority of its remaining mortgage assets during the second quarter of 1996. (See Results of Operations)


DIVIDEND POLICY

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

For the tax year ended December 31, 1995, the Company paid a dividend of $0.003 per share on September 29, 1995 to stockholders of record on September 20, 1995. This 1995 dividend was the result of excess inclusion income and is reportable by stockholders as taxable income for 1995. The Company paid no dividend for the first three quarters of 1996.

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


RESULTS OF OPERATIONS

The Company's Net Loss declined from $758,000 for the nine month period ended September 30, 1995 to a Net Loss of $111,000 for the nine month period ended September 30, 1996, a decrease of $647,000. This decline is attributable to the Company's incurring $700,000 in asset valuation writedowns during the 1995 period while no writedowns were required for the first nine months of 1996, offset in part by a net loss from the sale of assets of $47,000 in 1996's period as compared to no such loss in the 1995 period.

Without the net loss recorded from the sale of assets in 1996's first half, the Company's loss for such period would have been reduced to $64,000.

Statement of Revenues and Expenses

Net Income (loss), as calculated in accordance with GAAP and as presented in the accompanying consolidated financial statements, was $(111,000), or $(0.02) per share, for the nine months ended September 30, 1996 as compared with $(758,000), or $(0.15) per share, for the nine months ended September 30, 1995, and $(37,000), or $(0.01) per share, for the three months ended September 30, 1996 as compared to $(34,000), or $(0.01) per share, for the three months ended September 30, 1995.

Interest revenue on Mortgage Related Investments decreased from $821,000 for the nine months ended September 30, 1995 to $369,000 for the nine months ended September 30, 1996, as a result of the reduction in Mortgage Related Investments on the Company's Balance Sheet, which decreased from an average outstanding of $11,552,000 during 1995's first nine months to an average outstanding of $4,907,000 during the first nine months of 1996. Interest revenue on Mortgage Derivative Securities was $(511,000) for the nine months ended September 30, 1995 as compared to $72,000 for the nine months ended September 30, 1996. This $583,000 increase in interest revenue was the result of the valuation writedown of assets equal to $700,000 in 1995's second quarter as compared with no such writedown during the first three quarters of 1996. Such writedowns are reflected as a decrease to interest revenues on Mortgage Derivative Securities during the period incurred.

Income from Temporary investments decreased from $243,000 for the nine months ended September 30, 1995 to $88,000 for the nine months ended September 30, 1996 due to the Company's purchase of one 7% FNMA guaranteed 30-year single family mortgage pool of which the Company maintains 100% ownership since 1995's fourth quarter. This Mortgage-Backed Security, carried as a separate investment category, produced $178,000 of interest revenues during the 1996 period.

In anticipation of the Acquisition described in Note 1 to the Company's Consolidated Financial Statements and "Recent Developments", the Company sold during the March-June 1996 time period all of its remaining Mortgage Related Investments and Mortgage Derivative Securities. Nine Mortgage Derivative Securities were sold for net cash proceeds of $1,153,000, representing prices that exceeded the Company's carrying value by $155,000 and was recognized as a gain during the 1996 period.
Also, the Company sold its ownership interests (including early redemption rights) in its three remaining Mortgage Related Investments (RYMAC IV, Series 7, 10 and 19). The sale transaction relating to the RYMAC IV assets included the Company's transfer of the future obligation for payment of quarterly administrative costs to the purchaser. Such administrative costs approximated $12,500 per annum over the next five and one-half years. The sale of the Company's ownership rights, including ongoing administrative costs, in its Mortgage Related Investments resulted in the Company recording a loss on such transaction of $202,000 during the 1996 period. After completion of such sales, the Company subsequently dissolved its two wholly-owned subsidiaries effective August 20, 1996.

The Company also recognized $35,000 in revenues during the 1996 period reflecting the reversal of a provision for future losses on Mortgage Derivative Securities that was no longer necessary given the sale of the Company's remaining assets carried in this category.

Interest expense on Funding Notes Payable decreased from $821,000 to $368,000 for the nine months ended September 30, 1995 and 1996, respectively, as a result of the substantial offsetting balance sheet decline of Funding Notes Payable, which decreased from average outstandings of $11,816,000 to $5,057,000 for the nine months ended September 30, 1995 and 1996, respectively. General and Administrative expenses decreased slightly from $471,000 for 1995's first nine months to $438,000 in 1996's first nine months as the Company maintained a minimal staff while continuing its efforts to identify and conclude a business combination.

Balance Sheet

The Company's assets declined by $10,455,000 during the nine month period ended September 30, 1996, decreasing from $16,602,000 to $6,147,000 at September 30, 1996. This decrease is attributable to the Company's sale of its remaining Mortgage Related Investments and Mortgage Derivative Securities during the six month period ended June 30, 1996 and, to a minor extent, reductions resulting from principal payments on the mortgage collateral underlying the Company's Mortgage Related Investments and Mortgage-backed Security and amortization of the cost basis in its Mortgage Derivative Securities.

Funds Held by Trustee and Receivables on both Mortgage Related Investments and Mortgage Derivative Securities decreased from $159,000 and $415,000, respectively at December 31, 1995 to $0 in both categories at September 30, 1996, as both of these assets categories were associated with the sale of the Company's remaining Mortgage Related and Mortgage Derivative holdings.

The sale of Mortgage Related Investments caused the related liability account, Funding Notes Payable, to decrease from $10,114,000 to $0, between December 31, 1995 and September 30,
1996.

The two liability accounts, Accrued Interest on Funding Notes Payable and Other Liabilities, decreased in total by $114,000, primarily reflecting the sale of the corresponding liability account, Funding Notes Payable, related to the sale of Mortgage Related Investments described above.

The Company's Accumulated Deficit increased slightly from $(37,822,000) at December 31, 1995 to $(37,933,000) at September
30, 1996 due to the Net Loss incurred for the period of $111,000. Additionally, the Company's net worth was negatively affected by the GAAP requirement to carry a valuation account, Unrealized Loss on Mortgage-Backed Securities, for the Company's Mortgage-Backed Securities, valuing the asset at the lower of cost or market. This

Unrealized Loss of $116,000 reflects the loss that would have been recognized if the Company had elected to sell its entire Mortgage-Backed Securities holding at September 30, 1996.


EXPENSES AND USE OF BORROWED FUNDS

Operating expenses, "General and Administrative", were $471,000 for the nine months ended September 30, 1995 versus $438,000 for the nine months ended September 30, 1996. These low expense levels are reflective of the Company's minimal staffing and cost reduction efforts while continuing its efforts to conclude a business combination.

The Company has had no borrowings since November 30, 1994.


LIQUIDITY AND CAPITAL RESOURCES

At both December 31, 1995 and September 30, 1996, the total amount borrowed by the Company was $0. The Company is subject to a limitation on the amount of total borrowings of $25,000,000 pursuant to a policy adopted by its Board of Directors in March 1992, although such amount is substantially in excess of amounts that could currently be borrowed by the Company.

All of the Company's remaining Mortgage-Backed Securities are available to secure any future borrowings. The Company estimates that either the approximate $3,000,000 in borrowing value or $3,300,000 from the current market sale value of the Company's Mortgage-Backed Securities in conjunction with its cash reserves of approximately $2,700,000, currently held in high quality short-term instruments, provide the Company with sufficient liquidity with which to pursue its proposed business activities. (See "Recent Developments")

If the Acquisition described in note 1 to the Company's Consolidated Financial Statements and "Recent Developments" above is consummated, additional liquidity to fund working capital requirements of the Company may be needed. The Company may seek additional working capital funding prior to the consummation of the Acquisition in order to fund such requirements. No assurances can be given that the Company will be successful in obtaining such funding.

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

          Exhibit 2.1 Asset Purchase Agreement dated as of September 12, 1996 by and between Navistar International Transportation Corp., a Delaware corporation, and RYMAC Mortgage Investment Corporation, a Maryland corporation (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on September 17, 1996).

          Exhibit 2.2 First Amendment to Asset Purchase Agreement dated as of October 31, 1996, by and between RYMAC
          Mortgage Investment Corporation and Navistar
          International Transportation Corp.

          Exhibit 27.1  Financial Data Schedule

          (b) Reports on Form 8-K

          Form 8-K was filed during the third quarter of 1996 on September 17, 1996, reflecting "Item 5 - Other Events" as the Company announced that it had entered into a definitive asset purchase agreement with Navistar International Transportation Corp., a subsidiary of Navistar International Corporation ("Navistar") whereby the Company would acquire a majority interest in

Part II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (b)  (continued)

          Navistar's Columbus Plastics Operation.

          The Company also filed under "Item 7 - Financial
          Statements, Proforma Financial Information and Exhibits" an Exhibit 2, Plan of Acquisition and an Exhibit 99.1, a Press Release dated September 12, 1996.

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


                      RYMAC MORTGAGE INVESTMENT CORPORATION


                      BY:  /s/ Richard R. Conte
                          Richard R. Conte, Chairman of the
                          Board, Chief Executive Officer and
                          Principal Financial Officer







Dated:  November 13, 1996

                          EXHIBIT INDEX



    Exhibits filed with Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996




    Exhibit No.               Description


     2.2                First Amendment to Asset Purchase
                        Agreement dated as of October 31, 1996,
                        by and between RYMAC Mortgage Investment
                        Corporation and Navistar International
                        Transportation Corp.



    27.1                Financial Data Schedule